Form 10KSB
period 2005-12-31
TRULITE INC
filed 2006-06-08
CIK 1346861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-51696
_______________________________________________

Trulite, Inc.

(Exact name of registrant as specified in its charter)

_______________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	24-5711620 (I.R.S. Employer Identification No.)

Three Riverway, Suite 1700 Houston, TX (Address of principal executive offices)	77056 (zip code)

Registrant’s telephone number, including area code:
(817) 846-9898

______________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
-----------------------------------------
(Title of Class)

Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |_|

Issuer’s revenue for the most recent fiscal year: $16,667

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |_| No |X ].

As of June 7, 2006, there were 11,785,491 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Trulite, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Business.

Introduction

Trulite, Inc. (“Trulite”, “we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in Delaware on July 15, 2004. Later that month, Trulite purchased all membership interests of Trulite Technology, LC (“Trulite Technology”), a Utah limited liability company, and merged with Trulite Technology, whereby the Company was the surviving entity. The Company is engaged in researching, developing, manufacturing and commercializing hydrogen fuel cell products and maintains its principal offices at Three Riverway, Suite 1700, Houston, Texas 77056. Its telephone number is (817) 846-9898.

Historical

Trulite, Inc. (“Trulite”, “we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in Delaware on July 15, 2004. Later that month, Trulite purchased all membership interests of Trulite Technology, LC (“Trulite Technology”), a Utah limited liability company, and merged with Trulite Technology, whereby Trulite survived the merger. The Company is engaged in researching, developing, manufacturing and commercializing hydrogen generation and storage technology and integrated fuel cell products.

In January, 2002, members of Trulite Technology submitted a proposal in response to a Small Business Innovation Research (“SBIR”) solicitation from the Defense Threat Reduction Agency (“DTRA”) to research and develop a high energy density, hydrogen source to ultimately power nuclear, chemical and biological detection equipment in the field. The intended applications of the hydrogen fuel source were for use by the military as a source of portable power.

Trulite Technology, LC was incorporated in May 20, 2002, upon receipt of notification from the DTRA that Trulite Technology would receive a 6 month, $100,000, Phase 1 SBIR award to develop a hydrogen fuel source (that is, a technology for producing hydrogen gas) that could convert hydrogen gas into electricity. All patent, software and other technical rights in any products are retained by Trulite.

Work on the project commenced in August 2002, and in January, 2003, Trulite Technology built and tested its first, dry, chemical hydride, hydrogen fuel source. In January, 2003 Trulite Technology submitted a proposal to the United States Air Force (“USAF”) for a very high energy density hydrogen source for larger fuel cell systems. Trulite Technology received notification from the USAF in May, 2003 that it had been selected for another six month, $100,000 Phase 1 SBIR award. All patent, software and other technical rights in any products are retained by Trulite.

In January, 2004, Trulite Technology received an order from Jadoo Power Systems for two prototype chemical hydride cartridges. These were shipped in March, 2004. Trulite Technology also received an order from the Naval Research Laboratory for four larger cartridges. These were shipped in July, 2004. In October of 2003, Trulite had been introduced to William Jackson Berger (a.k.a. “John Berger”) of Contango Capital Partners, LP (“CCP”) through Jadoo Power Systems. CCP became interested in Trulite Technology’s hydrogen source technology and Trulite Technology concluded its first round of private funding with CCP in July, 2004. Also in July, 2004, Trulite Technology merged with, and transferred all if its interests to, the Company, a newly-formed Delaware corporation.

Trulite is an emerging technology company engaged in the development and production of portable and stationary products that produce hydrogen for the generation of electricity for the commercial and consumer markets. The Company has developed, tested, sold and delivered its first hydrogen storage product - the HydroCell, an environmentally-friendly alternative to battery power. The Company has submitted two patent applications for the HydroCell.

In August, 2005, the Company demonstrated its first complete, commercially packaged, integrated, hydrogen fuel cell power system. In September 2005, the Company introduced its Kitty Hawk system. The product consists of three technologies: one that generates hydrogen gas from powered chemical compounds (the HydroCell); one that transforms the hydrogen gas into electricity (the fuel cell stack) and one that controls the flow of hydrogen for the actual generation of electricity (the control technology). The Company believes the Kitty Hawk is the least expensive energy source on the market capable of producing 25 Watts of power for several hours (as an example, 25 Watts of power is sufficient to power a DVD player for several hours while concurrently charging a cell phone).

In November 2005, the Company received its first orders for twenty-five Kitty Hawk systems. The units were manufactured in its Utah product development facility and were delivered to a selected target audience in February and March, 2006. Also in November, 2005, the Company received a $25,000 contract from Protonex to develop three high energy density prototype HydroCells.

The Company is currently developing enhanced versions of the Kitty Hawk system: the Kitty Hawk 3X and the Kitty Hawk 4. The Kitty Hawk 3X is designed to be a 50 Watt integrated power system that will be able to generate electricity for 3-4 hours. The first set of ten Kitty Hawk 3X systems is expected to be manufactured and available in early July, 2006 to selected commercial customers for field testing. It is anticipated that an additional forty units will be manufactured by the end of August, 2006 for sale to selected commercial customers for more comprehensive and expansive field testing. Field testing of the units is expected to last 6 weeks. Upon completion of field testing of the Kitty Hawk 3X, we anticipate units will be available for sale and delivery into selected commercial and consumer markets some time during the fourth quarter of 2006. Funding for product development and manufacturing are expected to come from bridge loans provided by CCP and external investors.

Trulite is also developing the Kitty Hawk 4 system, a more robust and powerful Kitty Hawk system capable of generating up to two times the power output of the current Kitty Hawk 3X unit. The Kitty Hawk 4 system is designed to be a 100 Watt integrated power system able to generate electricity for up to 4 hours. The Kitty Hawk 4 system is anticipated to be available for field testing by the end of the first quarter, 2007. We anticipate manufacturing between 80 to 100 units for sale to selected commercial customers for field testing. Field testing is anticipated to take 8 to 10 weeks. Upon completion of field testing of the Kitty Hawk 4 system by the end of the second quarter of 2007, we anticipate units will be available for sale and delivery into selected commercial and consumer markets. Funding for product development and manufacturing are expected to come from bridge loans provided by CCP, external investors and revenues generated from sales of the Kitty Hawk 4 units.

In the second quarter of 2006, we anticipate hiring a Chief Operating Officer and a Vice President of Product Development. The objectives of hiring additional senior management personnel will be to ensure the successful operations of the Company and to ensure the on-going product development of the Kitty Hawk integrated power system.

Overview of the Alternative Fuel Industry

There are a number of factors which management believes are creating significant changes in the landscape of the alternative fuel industry, which in turn, present significant opportunities for hydrogen generation and fuel cell technologies:

1) Conventional hydrocarbon energy sources (oil and natural gas) face increasing problems with maintaining supply in the face of growing global demand (Simmons & Co, a Houston based investment bank focused on energy, predicts oil will average $200 per barrel in 2010);

2) Power reliability (that is, the electric power provided to commercial and consumer markets through the electrical grid) is becoming an increasing problem in the US and other countries due to aging infrastructure, necessitating an alternative off-grid power source;

3) The increasing proliferation of electronic devices from cell phones to portable digital movie and music players to personal computers are becoming increasingly power hungry as their capabilities increase; it is becoming more challenging for conventional battery technology to keep pace with increasing power requirements resulting in power supply problems in these devices;

4) Increasing global environmental and regulatory issues are making the use of hydrocarbons ever more difficult; and

5) Increasing geopolitical issues are causing global security concerns related to availability and price of oil and natural gas.

Due to these pressures, we believe the energy industry will change dramatically before the end of this decade. Trulite also believes both portable and stationary hydrogen fuel cell products provide practical, cost efficient solutions to the reliability and longevity demands of today’s high technology devices, as well as providing new, alternative solutions to existing power requirement problems by providing reliable alternative power sources.

Fuel cell and alternative fuel source technology is still being developed and refined. In many applications applied research and technology development remains a vitally important part of the industry. Reliability, cost and safe deployment of this technology will be key to initial successes.

A fuel cell is a non-mechanical device (it is a very thin membrane similar to a computer chip) which converts hydrogen gas (the fuel source) and oxygen into electricity and water. The water is a non-toxic by-product resulting from the process of generating electricity and is eliminated during the electricity conversion process. Each fuel cell (that is, each “chip”) produces a given amount of power when the hydrogen and water are combined (the power output is measured in watts). When several fuel cells are combined or “stacked”, they create a fuel cell stack. For example, when several fuel cells are combined into a fuel cell stack, the fuel cell stack is capable of producing in excess of 25 watts of power. The power output is capable, for example, of powering a DVD player and charging a cell phone simultaneously.

There will be winners and losers in the commercialization process as the technology develops. However, it is too early to tell which technologies will ultimately dominate in certain applications, although the future direction appears clear in some major application areas, such as Proton Exchange Membrane Fuel Cell (PEMFC) technology in fuel cell cars.

Products utilizing fuel cell technology include fuel cell buses, numerous military applications, auxiliary power units, remote power and other transportation applications. Broad commercialization of fuel cell usage depends on reducing per unit costs. Products will be commercialized at price points that make sense to both commercial and consumer markets. Stationary and portable applications currently lead the way, as fuel cells replace batteries in the portable and stationary, light industrial and transportation applications.

Portable applications such as premium battery markets, where fuel cells improve run time and can be cost competitive, appear to be leading the early efforts of commercialization. This initial focus should also help demonstrate product performance, reliability and durability, reduce production costs, establish codes and standards for fuel cell technology, build a skilled labor force, develop a hydrogen infrastructure and create public awareness and acceptance.
An industry survey indicated that approximately 60% of the companies surveyed are focusing their efforts on PEM (Proton Exchange Membrane) fuel cells (or closely related Direct Methanol fuel cell) technologies. PEM fuel cells continue to be of most interest to fuel cell developers. The report also suggests that government actions to address fuel costs, supply risks, and the environment could positively and dramatically impact fuel cell industry prospects in the next two to three years.

The industry survey also indicated that approximately 38 companies are expected to offer pre-commercial (demonstration units) or commercial products in 2006. General trends indicate that in the next three to five years delays in product launch might occur due to either fuel cell performance issues or non technical issues such as lack of codification of codes and standards. These delays may result in slow adoption of fuel cell products in both the commercial and consumer markets.

Products

Trulite has two products: the HydroCell, a hydrogen generation and storage product, and the Kitty Hawk power system, a commercially packaged, integrated, hydrogen fuel cell power system.

Trulite’s HydroCell is a technology that utilizes a cartridge filled with a chemical hydride (sodium borohydride) that, when injected with water, produces hydrogen on demand for portable and stationary power devices. Each cartridge can generate up to 500 milliliters/minute of hydrogen. Each cartridge is compact and lightweight, weighing only 175 grams. Power to weight ratio (the ability to generate the same or more energy by cutting the weight of the generating device) is one of many important factors in gaining market acceptance for alternative power sources. The HydroCell technology enables fuel cells to run at least two to three (2-3) times longer than existing fuel cell and battery technology, while weighing significantly less than these technologies. The key to the HydroCell's efficient design is that it uses moist air exiting a Proton Exchange Membrane (PEM) fuel cell to produce hydrogen for the PEM fuel cell stack. Water recycling not only enables the HydroCell to produce several liters of hydrogen from a lightweight package, but also means that the HydroCell produces hydrogen only when the fuel cell stack is operating. The proprietary control technology used inside the HydroCell and the cartridges make possible the safe production of hydrogen. The internal cartridge components allow the energy dense chemical hydride to react with the injected water in a controlled manner while providing for complete reactivity of the material.

The initial product we seek to market (the HydroCell) is a metallic cylinder approximately 2 inches in diameter and 6 inches in height which holds the chemical hydride. When water is injected into the cylinder, it creates a chemical reaction which generates hydrogen gas. The hydrogen gas is transformed into electricity via the fuel cell, which then powers the product in which it is installed. The container is sealed to prevent moisture from entering the cylinder and to ensure the chemical hydride does not escape the cylinder. The cylinder is robust and will not break if dropped, resulting in a reliable, robust product which is easy to manufacture.

Trulite believes the significance of the HydroCell is the proprietary, chemical hydride mixture and chemical reaction process wherein the generation of hydrogen does not occur until water is added to the chemical hydride. Given that the hydride is inert until water is added, a Trulite cartridge can be kept in storage for a minimum of three years without losing its energy density. In other words, the energy level doesn’t get weaker over time. We believe the Hydrocell has the highest energy density of any known portable hydrogen source currently available in the market. This is a significant difference from offerings from some of our competitors, as we believe there are no “dry hydride” technologies currently available to the consumer market. Trulite’s dry hydride technology for generating hydrogen makes it possible to build HydroCell cartridges capable of generating hydrogen for up to 72 hours continuously by increasing the size of the cartridge and adding more chemical hydride.

We believe the HydroCell’s design offers the following advantages:

- SAFETY: Hydrogen is produced only as it is needed, resulting in increasing safety;

- RELIABILITY: The HydroCell has few moving parts, making it a reliable fuel source;

- REUSABILITY AND COST: The HydroCell capsules are inexpensive compared with the costs associated with generating an equal amount of energy from conventional energy sources over the life span of one HydroCell cartridge, thus reducing the total cost of ownership to consumer;

- DISPOSABILITY: The HydroCell capsules are disposable. The by-product is an inert, solid, chemical oxide with minimal health hazard capable of being discarded in landfills; and;

- SHELF LIFE: The HydroCell can lie dormant for up to thirty-six (36) months without losing its energy density.

The Company has submitted two patent applications for the HydroCell.

The second product we seek to market is the Kitty Hawk power system, a commercially packaged, integrated, hydrogen fuel cell power system. The Kitty Hawk product consists of three technologies: one that generates hydrogen gas from powered chemical compounds (the HydroCell, which is patented); one that transforms the hydrogen gas into electricity (the fuel cell stack, which is unpatented) and one that controls the flow of hydrogen for the actual generation of electricity (the control technology, which is unpatented). The Kitty Hawk unit is rectangular in shape, weighs almost eight pounds and is easily portable.

The control technology is an integrated, programmable electronic circuit (that is, the circuit can be programmed to perform specific tasks) that is used to control the flow of hydrogen and oxygen to the fuel stack. The purpose of the control technology is to ensure the proper amount of hydrogen is generated to power the device which is attached to the Kitty Hawk product. If too much or too little hydrogen is generated, the efficiency of the Kitty Hawk is significantly reduced, which results in power loss and the unit’s inability to power the devices attached to the Kitty Hawk.

Trulite manufactures the fuel cell stack, develops product enhancements and engages in new product development on the fuel cell stack. The Kitty Hawk power system was introduced by Trulite in September, 2005. The Kitty Hawk product uses the HydroCell system to generate hydrogen for up three hours and is capable of generating 25 watts of useable power. That is, although the product generates approximately 40 to 50 watts of power, the system requires approximately 15 to 20 watts of power internally to run the unit. The result is 25 watts of usable power, which is more than sufficient to run a radio while concurrently charging a cell phone. Trulite manufactured and delivered twenty-five units to selected customers in February and March, 2006.

Although the Kitty Hawk power system is an integrated, hydrogen fuel cell power system, the HydroCell can be marketed and sold separately to companies wanting a dry hydride technology for generating hydrogen. For example, Trulite has sold the HydroCell to Protonex for military applications. Although the fuel cell stack can be marketed and sold separately, Trulite has no plans to either market or sell the fuel cell stack separately. Trulite has no plans to market and sell the control technology separately.

Current Status of Projects

Trulite is currently developing the next generation of the Kitty Hawk (the KH-3X), which is expected to have a number of enhancements: improved physical design; noise reduction; faster start up cycle (several seconds versus 2 to 3 minutes); fuel level gauge to indicate the level of energy remaining in the cartridge; an attached carrying handle; a status display screen indicating the power output of the unit; interior technical modifications to eliminate hose pinching; and increased power output to 35 to 40 watts of power. Each of these enhancements will require several steps including designing and building the enhancement; testing the enhancement to ensure it performs as specified; incorporating and testing the enhancement in the Kitty Hawk unit; and, finally testing the Kitty Hawk unit in a customer environment.

The design, build and test of the enhancements began in March, 2006 and are expected to be completed by the middle of June, 2006. The testing of the enhancements is an on-going process. As each enhancement is built, it is tested. Each time a new enhancement is added to the Kitty Hawk unit, the entire Kitty Hawk 3X system is tested to ensure all of the enhancements work as an integrated system. Beginning in mid-June, 2006, ten units will be manufactured for delivery to selected customers for field testing. If the Kitty Hawk 3X unit successfully completes field testing by the end of September, 2006, it is expected to be commercially available for sale and delivery into selected commercial and consumer markets shortly thereafter.

Trulite is also developing the Kitty Hawk 4. The product will be designed to have a power output two times great than the Kitty Hawk 3X. Product enhancements to the Kitty Hawk 4 will include: reducing the overhead required to run the Kitty Hawk 4 power system; increased ruggedness; and enhanced ergonomics and physical design. Each of these enhancements will also require going through the proving process set forth above prior to commercial availability.

The design of the Kitty Hawk 4 system is anticipated to commence in September, 2006 and is anticipated to be completed by December, 2006. The Kitty Hawk 4 system is anticipated to be available for field testing by the end of the first quarter of 2007. Field testing is anticipated to take eight to ten weeks. Upon completion of field testing of the Kitty Hawk 4 system, expected to be by the end of the second quarter of 2007, we anticipate units will be available for sale and delivery into selected commercial and consumer markets.

In November, 2005, Trulite established a manual production line sufficient to meet a 5 fuel cell per month and 35 HydroCell (the hydrogen cartridge) per month rate. Our near term goal is for the manufacturing facilities to ramp up to meet a potential demand of 20 fuel cells per month and 200 HydroCells per month. At such time as demand reaches a run rate of 80 fuel cells per month and 800 HydroCells per month, we anticipate that manufacturing will transition from manual to automated processes. Thereafter, outsourcing relationships are expected to be established for a few simple, non-proprietary sub-components. Full outsourcing likely will begin once volume demand approaches 250 fuel cells per month and 1500 HydroCells per month. This outsourcing event will trigger the beginning of the shift to a final assembly and test facility at our own manufacturing site located in Texas.

In 2005, Trulite generated $16,667 in revenues from the sale of the HydroCell. There are outstanding purchase orders for the sale of Kitty Hawk and HydroCells units valued at $11,178.

Management intends to focus its initial efforts on the industrial remote monitoring (the monitoring and remote sensing of oil and gas pipelines, oil wells and gas wells) and recreational camping markets, both of which have a need for a large amount of portable power on demand.

Market Opportunities

The anticipated opportunity in the recreational camping market for remote power devices comparable to the Kitty Hawk product was based upon analyzing the available products in this sector such as the Anton Bauer 2702 battery charger, SunWize AC 40/65 40 Watt remote power system, the Frezzi M1000P video power charger, the HPC 6624A 40 Watt power system as well as several other companies which provide products comparable to the Kitty Hawk power system. Trulite believes the Kitty Hawk product is well suited for recreational camping applications such as providing power for travel refrigerators/coolers, cell phone chargers, portable TVs, portable DVD players, and powering air and water purification units.

The Company plans to distribute its consumer Kitty Hawk products through three different channels: (1) direct to consumer sales (expected to be on a limited basis); (2) bundling; and (3) retail stores. The Company also plans on using the Internet, through sites such as eBay, Amazon, Overstock and Yahoo, to sell directly to consumers on a limited basis in order to test market its products, as well as establish consumer price points. The Company is also targeting original equipment manufacturers (“OEM”) in an attempt to bundle its products with those of the OEM. Advantages to partnering with an OEM include leveraging the OEM’s customer base and cross-selling Trulite’s products with existing OEM products. Lastly, the Company intends to attempt to market the Kitty Hawk to major high-end retail stores, such as REI, Northface, Patagonia and Brookstone, Orvis and Cabela’s in an attempt to attract the high end camping market.

Business Strategy

The Company believes the HydroCell powered Kitty Hawk is substantially less expensive than comparable energy sources capable of producing 25 watts of power for several hours in this market segment. Based upon interviews with outside engineers from a major energy company, as well as analysis developed by Trulite’s own engineers, the power output of the Kitty Hawk system is capable of supporting typical user applications in the pipeline and well head markets. Trulite is currently testing a HydroCell capable of powering a Kitty Hawk system for seventy two continuous hours. Product enhancements are planned to develop a HydroCell capable of generating 10,000 watt hours of power which is equivalent to running a Kitty Hawk unit for seven hundred and twenty contiguous hours.

Trulite’s strategy is to leverage its unique hydrogen generation technology and its fuel stack technology to develop and sell integrated fuel cell products to address end-user applications in two identified markets: Industrial Remote Monitoring and Recreational Off-Site. Trulite’s business model is based upon the sale of its product, the Kitty Hawk, to specific target markets as an integrated solution. That is, since Trulite is able to bundle the fuel source with the fuel cell, Trulite is able to sell the integrated unit in line with the price point of competing fuel cell products. Trulite believes it is the only known source of the dry power fuel source and consequently, expects to receive follow up orders for HydroCell replacement cartridges. For example, for each Kitty Hawk unit sold, Trulite estimates a customer will purchase 25 HydroCell cartridges every year in the consumer market. Ongoing sales of replacement cartridges could represent a continuous revenue stream resulting in the generation of profits over the life of the Kitty Hawk unit.

Trulite seeks to make its hydrogen source technology the de-facto standard in the industry and, through the sale of its Kitty Hawk integrated power system product, capture a significant percentage of the industrial and consumer markets in which the Company intends to enter. The following are the main components of Trulite’s strategy.

•	Narrow Market Focus

Trulite is focusing its initial efforts on two distinct markets:

Industrial Remote Monitoring: Specifically, the pipeline and well head market for remote sensing and monitoring of operating conditions in oil and gas fields. Characteristically, these fields tend to be in remote locations with harsh operating environments, making access difficult. The conventional power sources used to operate these facilities are solar panels and batteries. Solar panels turn sunlight into electricity that powers the batteries which, in turn, operate the sensing and monitoring devices. However, there are a number of challenges with solar energy: if the weather is cloudy for three days or more, electricity can’t be generated to power the batteries, making consistent and reliable monitoring of such facilities difficult, if not impossible. Solar panels are also subject to a variety of abuses, from vandalism to roaming animals knocking down the panels, rendering them inoperative. The repair and maintenance of these facilities is time consuming and costly, especially in remote environments. The impact of the lack of monitoring data may result in significant loss of revenue and potentially, may create an operational hazard. Trulite seeks to penetrate this market for the following reasons:

- The major oil producers have indicated an interest in replacing the common lead acid battery/solar panel combination due to high staffing requirements and operating costs required to maintain conventional batteries and a lack of reliability, especially in adverse weather conditions;

- As the price of crude oil remains high, formerly abandoned or plugged wells are coming on-line thanks to smaller oil producers, thereby substantially increasing the size of the total available market. It is even more important for these smaller producers to address operational issues such as increased reliability and reduced operating expenses;

- We feel this market segment represents one of our best opportunities to implement our existing products (the HydroCell and the Kitty Hawk power system) and generate near-term revenue; and

- The management team of Trulite has a deep knowledge of this segment, as well as numerous industry relationships at the most senior levels of management.

The Company believes the HydroCell powered Kitty Hawk is less expensive than comparable sources of energy on the market capable of producing 25 watts of power for several hours. Based upon interviews with engineers from a major energy company, as well as analysis developed by Trulite’s own engineers, the power output of the Kitty Hawk system is capable of supporting typical user applications in the pipeline and well head markets. Trulite is currently testing a HydroCell capable of powering a Kitty Hawk system for seventy two continuous hours. Product enhancements are planned to develop a HydroCell that is capable of generating 10,000 watt hours of power which is equivalent to running a Kitty Hawk unit for seven hundred and twenty contiguous hours.

Recreational Off-Site Usage: This market segment is focused on high end recreational camping, including a very specific niche target of environmentally conscious campers. Trulite seeks to enter this market for the following reasons:

- Belief that environmentalism continues its rise and this segment of the market is willing to pay a premium for environmentally friendly technology;

- We hope that entering this market will broaden the visibility of our products (specifically, the Kitty Hawk power system) to the consumer market, which is the first step to entering the retail market space;

- This market segment will provide Trulite with a good test for product performance (e.g., reliability, ease of use, new applications) as well as “new learnings”, which will enable the Company to enhance and adapt its product offerings based on consumer feedback; and,

- The existing Trulite product has attributes ideally suited to this market segment: compact, portable, significantly lighter than batteries, environmentally friendly (water is the only by-product), high reliability, low maintenance, ease of use and long shelf life.

Trulite has received numerous comments and feedback from the initial set of Kitty Hawk users related to the performance, design and use of the product. The input from these initial customers was used to develop the product enhancement plan for subsequent versions of the Kitty Hawk power system.

•	Utilize Strategic Relationships

Strategic relationships are critical to Trulite for research, product development and volume manufacturing. As used in this context, these relationships are transactions with companies to perform specific activities on Trulite’s behalf and for which Trulite does not have or may not want to develop the competencies to accomplish these activities. In return, Trulite will offer activities or provide competencies that are not available to the companies. It is expected that these relationships will be dissolvable at any time and may be formed for the objective of entering a market or developing a technology. Trulite expects to seek out relationships with companies for product design and product development. As the Company enters into volume production, Trulite intends to seek out strategic relationships for manufacturing, distribution and logistics.

Trulite currently does not intend to actively pursue markets other than as set forth herein. However, if opportunities arise through strategic relationships with companies specializing in non-competitive markets, we expect to carefully evaluate the opportunity before making a final determination.

•	Continuous Technology and Product Innovation

Trulite is committed to continuous technology and product innovation as a means of achieving and maintaining sustainable competitive advantage. Trulite’s research and product development group in Utah is narrowly focused on new technology innovation. The group’s responsibility is to create a portfolio of emerging technologies specific to the hydrogen generation and fuel cell space. The senior management team reviews the portfolio, and those projects which have the highest likelihood of commercialization will be selected for the research agenda. Quarterly milestones, as well as performance and test metrics, are established to determine the viability of commercialization of the technology. If the test criteria are met, the technology is transferred to the Company’s advanced manufacturing team in Houston, Texas for product development and optimization.

Once the product is tested and optimized, it is turned over to the manufacturing team for volume production. The manufacturing team is responsible for continuous innovation of the product’s performance, as well as design for manufacture. Trulite’s goal is to enhance its existing product line every quarter and develop at least one new product every fiscal year.

•	Strong Corporate Culture

Trulite believes a strong corporate culture is the foundation for a successful, enduring enterprise. There are two principles which have been imbedded in the culture of the Company since its inception:

- Integrity above reproach: All members of the Trulite team and its strategic relationships are committed to conducting business in an ethical manner with its customers, suppliers, partners, employees and the communities in which it operates. There is zero tolerance for behavior at any level that does not adhere to this principle.

-Frugality: Both Trulite and its strategic relationships are committed to the prudent allocation of resources. In every aspect of normal business activities, resource allocations are carefully weighed before making a decision. Alternatives are thoroughly discussed to determine if there is a better, more efficient option. Trulite intends to make investments in technology and people in order to retain and enhance its competitive position and return a fair profit to its stakeholders.

Intellectual Property

We have filed two patent applications for the Hydrocell, and we make every effort to protect our knowledge of our processes and procedures.

Competition

Trulite has two products: the HydroCell, a hydrogen generation and storage product, and the Kitty Hawk power system, a commercially packaged, integrated, hydrogen fuel cell power system. Trulite’s Kitty Hawk power system is an integrated system consisting of the HydroCell hydrogen generation and storage product; the fuel cell which converts hydrogen into electricity; and the control technology, which controls the flow of hydrogen to the fuel cell.

Trulite believes its HydroCell technology to be unique and offers significant advantages over hydrogen generation technology offered by its competitors. The HydroCell is a lightweight, compact fuel cell system that, to the Company’s knowledge, when combined with water recycling, produces more hydrogen for its size and weight than any other hydrogen source currently available on the market.

Our primary competition for hydrogen generation technology is Millennium Cell, Inc. (MCEL). MCEL, a development stage company, develops hydrogen batteries comprised of a fuel cell and hydrogen storage technology for use in portable electronic devices for the military, medical, industrial, and consumer markets. MCEL utilizes a “wet” sodium hydride technology for the generation of hydrogen. The fuel blends used in the hydrogen battery technology are comprised of a combination of water, sodium borohydride, and other chemicals. As compared to MCEL’s wet hydride technology, the HydroCell does not lose energy density during long periods of storage (up to three years). We believe there are technical limitations with respect to weight and shelf life that limit MCEL’s ability to achieve higher levels of energy density.

Although there are a number of competitors that provide fuel cell technologies, these competitors do not offer a single vendor, integrated solution consisting of the hydrogen source, the control technology and the fuel cell. We believe Trulite’s HydroCell and the Kitty Hawk integrated power system products have created a business model that gives Trulite a competitive advantage. We believe our business model affords us the opportunity to sell the Kitty Hawk integrated unit in line with the price point of competing fuel cell products.

Employees

Trulite currently has 12 full time employees, 11 of whom are involved in research and development.  The 12th employee is involved with the financial affairs of Trulite.

RISK FACTORS

The information in this Form 10-KSB contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “hopes,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. In evaluating these statements, readers should specifically consider various factors, including the risks outlined below. These factors may cause the Company’s actual results to differ materially from any forward-looking statement.

Our business is difficult to evaluate because we are a development stage company.

The Company is a development stage company that was formed in July 2004 to further the research and development of fuel source and fuel cell systems. To date, we have manufactured and marketed only twenty-five Kitty Hawk integrated power systems to selected customers. The Kitty Hawk products were delivered to selected customers in February and March, 2006. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. An investor in our Company should consider the challenges, expenses and difficulties we will face as a development stage company seeking to develop and manufacture a new product in a relatively new market.

We expect to have a need for additional capital as we continue to execute our business plan.

To achieve and maintain competitiveness and continue our growth, we expect to raise substantial funds. Our forecasts for the period for which our financial resources will be adequate to support our operations involves risks and uncertanties and actual results could fail as a result of a number of factors. We anticipate the need to raise additional capital to develop, promote and distribute our product. Such additional funding may be raised through public or private equity or debt financings. Additional funding may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds on terms not as favorable as we would hope. Trulite hopes to raise an additional $10 million in funding. It is anticipated that Trulite will need to raise an additional $5 million in funds by the end of the third quarter of 2006 and an additional $5 million in funds by the end of the second quarter of 2007. These funds will be required for recruiting and hiring additional technical staff, purchasing materials for the manufacture of Kitty Hawk 3X and Kitty Hawk 4 units, labor costs associated with manufacturing, and for product development and enhancements to the Kitty Hawk product line.

Technological changes could force us to drastically alter our business plan.

The quest for alternate energy sources is being undertaken by numerous governments, corporations, univeristies and other institutions and individuals throughout the world. Many of these participants have far greater experience and resources than Trulite and have been engaged in these activities for a longer period of time. In the event that commerical ready applications for alternative energy sources similar in nature to ours are introduced into the marketplace, we may be forced to alter our business plan. This can be expected to be costly and cause substantial delays in, or prevent us entirely from, realizing our objectives.

The Company must demonstrate value and reliability in order to gain consumer acceptance.

The cost of our fuel cell system is more than that of existing and competing energy providers. If we are unable to reduce our manufacturing and materials costs to produce products that are more cost effective and reliable than those of our competitors, consumers may be unlikely to purchase our products. The price of our fuel cell system depends, in large part, on material and manufacturing costs. We cannot guarantee we will be able to lower these costs without affecting the reliability and performance of our product.

The Company has limited experience manufacturing or selling fuel cells and fuel cell systems.

The Company has limited experience in producing, marketing or selling any products or services on a commercial basis. To date, we have focused primarily on research and development and have only limited experience manufacturing fuel cells or fuel source systems on a large volume, commercial basis. We believe in order to make our products profitable we would have to produce our products through a high volume automated process. We do not know whether or when we would be able to develop efficient, automated, low-cost manufacturing capabilities. Even if we are successful in developing such capabilities, we cannot ensure we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers or shareholders.

We expect that some of our fuel source products will only be commercially viable as a component of other companies’ products, and these companies may choose not to include our fuel source system in their products.

Certain of our fuel source products must be integrated into products manufactured by OEM’s. We cannot guarantee that OEMs will manufacture these products. If they manufacture such products, no assurances can be given whether they will choose to incorporate our products or that such integration will be on financial and other business terms acceptable or profitable to us. In addition, any integration, design, marketing, manufacturing or other problems encountered by an OEM could adversely affect the market for our products, and we would have no ability to control the response to such problems.

We will need to rely on third parties for the proper execution of our business strategy.

Strategic relationships are critical to Trulite for research, product development and volume manufacturing. Trulite will seek out strategic relationships for product design and development. As the Company enters into volume production, Trulite will seek out strategic relationships for manufacturing, distribution and logistics.

Outsourcing is expected to happen in phases. First, Trulite will work with raw material and individual component manufacturing. The Company will control all the development, manufacturing and quality internally for the initial small volume ramp up to 1,000 HydroCell cartridges per month. During this time, the Company will seek to develop relationships with suppliers, which will enable the Company to move some subassemblies out to them and automate the core technology in-house. These relationships will continue to be built as market demand increases. The second phase of outsourcing will begin once volume demand approaches 1,500 cartridges per month. This volume is expected to trigger the beginning of a shift to a final assembly and test facility in Houston, Texas.

The Company does not believe it should have difficulty obtaining contractors for any of this work or to supplement or replace existing contractors if any of those relationships were to be insufficient or terminate, or if the sales volume were such that the Company needed additional contractors to support the increases in sales volume. No assurance can be given that a suitable contractor can be found or that once found, it will consistently meet the Company’s demands with regard to timing or quality. It is possible, however, that difficulties in supplementing or replacing current contractors could develop in the future because of factors which the Company cannot predict at this time, creating a potential material adverse effect on the Company. The availability of raw materials may have a material adverse effect on the Company’s results of operations. Because the Company uses only the highest quality components, any restriction on the availability or use of such raw materials, whether as the result of a reduction in supply, through natural disaster or environmental restrictions, could have a material adverse effect on the business, financial condition and results of operations of the Company.

Although the Company believes it has established a close relationship with its principal manufacturers and distributors, its future success may depend on its ability to maintain these relationships and establish new ones as the Company increases its sales volume and geographic customer base. If relationships with current manufacturers and distributors were to be interrupted for any reason, it may be difficult for the Company to locate other sources with similar or greater production and distribution capacity, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, the establishment of new manufacturing and distribution relationships involves numerous uncertainties including costs, terms of payment and timeliness of delivery, all of which such terms and conditions may be unsatisfactory to the Company and could result in additional costs to the Company.

We may not receive the assets and other technology as a result of the anticipated dissolution of Synexus.

As set forth elsewhere herein, Synexus is expected to dissolve in the near future and its equipment is expected to be transferred to CCP. CCP is then expected to transfer the equipment to Trulite. In the event CCP does not receive the equipment from Synexus or CCP does not transfer the equipment to us, as anticipated, our costs of operations and future business prospects will be materially and adversely affected as we will need to find another source for fuel cell stack technology or undertake to develop such technology on our own. In the event CCP or Trulite receives such equipment, CCP or Trulite may be subject to claims from creditors of Synexus or other third parties having relationships with Synexus, which could prevent or delay CCP’s transfer of the equipment to us or materially subject us to a risk of litigation or otherwise materially adversely affect our future business prospects.

We may be unable to raise additional capital to pursue our commercialization strategy.

Our product development and commercialization schedule may be delayed if we are unable to properly fund the Company and execute our business plan. We do not know whether we will be able to secure additional funding or funding on terms that are acceptable to us.

If additional capital is raised through the issuance of stock, stockholders’ ownership interest may be diluted.

One of the factors which generally affect the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. If a public market develops for the Company’s shares, or if the Company determines to register for sale to the public those shares of Common Stock granted in any business combination, a material amount of dilution can be expected to cause the market price of our Common Stock to decline. Furthermore, the public perception of future dilution can have the same effect even if the actual dilution does not occur.

In order for us to obtain additional capital, we may find it necessary to issue securities conveying rights senior to those of the holders of Common Stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent we convey senior rights, the value of our Common Stock can be expected to decline.

If we incur indebtedness, we may become too highly leveraged and would be in risk of default.

There is no contractual or regulatory limit to the amount of debt we can take on, although we intend to follow a conservative debt policy. If our policy were to change or be eliminated due to unforeseen circumstances, we could become more highly leveraged, which could adversely affect our ability to meet our obligations and we would then be in risk of default, which could have a material adverse effect on our financial condition, results of operations, business prospects and long term future viability.

A large scale consumer market for our products may never develop or take longer to develop than we anticipate.

A large scale consumer market for our products may never develop or may develop more slowly than we anticipate. Fuel cell technology is an emerging market, and we are unsure whether there will ever be popular demand for such products. The development of a large scale market may be affected by many factors, some of which are beyond our control, including:

-	the competitive cost of fuel cell systems,
-	the emergence of newer and more competitive technology,
-	the future cost of raw materials,
-	regulatory requirements,
-	consumer perceptions regarding the safety of our product, and
-	consumer reluctance to try new products and technologies.

If a large-scale consumer market fails to develop or develops more slowly than we anticipate, we may be unable to recover losses incurred in the development of our products.

Changes in environmental policies could hurt the market for our products and deter potential investors.

Although many governments have made the development of alternative energy sources, fuel cells in particular, a priority, we cannot assure you these governments will not change their environmental policies or that any change would not negatively affect our business. Research for alternative energy is influenced by government regulations and policies concerning energy research or conservation. Depending on the nature of the government regulations, it could be easier and more cost efficient, or more difficult and costly, to raise funds, conduct research, manufacture, market or sell our products in a given country. Government regulations may also impose more stringent requirements for the transport of the hydrogen fuel source, thereby increasing the costs of distribution.

Changes in governmental regulation could hurt the market for our products and negatively affect our ability to attract potential consumers.

The energy industry is influenced by state and federal regulations and policies. Any change in the present policies could affect additional investment in alternative forms of energy and decrease demand for our products.

Fuel cell technology may be subject to future governmental regulation which could affect the market for our product. As our products are introduced to the market, we may be subject to additional laws and regulations. We do not know the extent to which this will affect our ability to distribute our products. In addition, any future regulation may increase our production costs and the cost of our final product.

We currently face and continue to face significant competition.

Our products, the HydroCell hydrogen generation system and the Kitty Hawk integrated power system are expected to face significant competition. Many companies with substantially greater resources are developing similar hydride hydrogen generation technologies and are enhancing their fuel cell technologies. We cannot assure that customers will use Trulite products in lieu of competitor’s product offerings in the target markets we have identified. Further, the development of new technology may affect the popularity and profitability of our products or render our products obsolete.

We depend on our intellectual property, and our failure to protect that technology could adversely affect our future success.

We rely on our two patent applications to protect our intellectual property. Additionally, we make every effort to protect our knowledge of our processes and procedures. Failure to protect our existing intellectual property could cause the loss of our exclusivity or the right to use the technology we developed. If we do not adequately protect our intellectual property rights, we may have to pay others for the right to use their technology.

We could face litigation regarding the legitimacy of our patents, and we cannot ensure that we will be successful in such suits. These suits may result in the invalidation of our patent rights or the licensing of these rights to others.

We protect our proprietary intellectual property, including intellectual property that may not be patented, through the use of confidentiality agreements. We cannot assure you that these agreements will not be breached or that we will have an adequate remedy in the event that they are breached.

The Company may be unable to attract or retain key personnel, which would adversely affect our operations.

Our management team consists of several scientists, including the Company’s founder, Dr. Kevin Shurtleff. We also employ engineers and researchers to help develop our products. Our future success depends on our ability to attract and retain a highly skilled workforce, consisting of scientists, engineers, researchers and marketing professionals. We cannot assure you we will be able to attract and retain such personnel. Our inability to do so could negatively impact our success.

There is currently no trading market for our Common Stock.

Outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Authorization of Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,500,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. As of December 31, 2005, there were 1,454,725 outstanding shares of Preferred Stock. All of the preferred is Series A 8% Cumulative Convertible Preferred Stock, par value $0.0001 per share. On May 2, 2006, all holders of these shares converted them to shares of Common Stock. If additional shares of Series A 8% Cumulative Convertible Preferred Stock are issued, such shares could affect the rights of holders of our Common Stock.

Forward-looking statements should not be relied on because they are inherently uncertain.

Certain statements and information contained in this Form 10-KSB regarding matters that are not historical facts are forward-looking statements, as that term is defined under applicable securities laws. These include statements concerning the Company’s future, proposed and anticipated activities, certain trends with respect to its revenue, operating results, capital resources and liquidity, and certain trends with respect to the markets in which the Company competes or its industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company’s control. Accordingly, actual results may differ, perhaps materially, from those anticipated in or implied by such forward-looking statements.

Item 2. Property.

The Company leases space in Bluffdale, Utah. The facility serves as Trulite’s research, product development and manufacturing center. The facility encompasses approximately 5,500 square feet rented by the Company at a monthly rate of $1,350 for a total lease commitment in 2006 of $6,750. The lease expired on May 31, 2006. We renewed the lease for nine months, and the extension expires on February 28, 2007. The Company has no other leases.

Item 3. Legal Proceedings.

  The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Preferred Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 21,500,000 shares of capital stock, comprised of 20,000,000 shares of common stock, par value $.0001 per share (the "Common Stock") and 1,500,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). As of June 7, 2006, 11,785,491 shares of Common Stock and no shares of Preferred Stock were issued and outstanding.

Common Stock

All shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

On April 10, 2005, the Board of Directors authorized a five for one split on all Common Stock issued prior to that date. The Preferred Stock outstanding as of April 10, 2005 would also split five for one if any preferred holder prior to that time converted the preferred to Common Stock at some later date.

As of June 7, 2006, there were 55 record holders of 11,785,491 shares of Common Stock.

The Common Stock is not listed on a publicly-traded market.

Preferred Stock

Trulite is authorized by its Certificate of Incorporation to designate and issue up to 1,500,000 shares of Preferred Stock. The Company has designated Series A 8% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock ranks, as to the payment of dividends and the distribution of assets upon liquidation or winding up of the Company, (i) senior to or on parity with all other classes and series of the Preferred Stock and (ii) senior to the Common Stock. Holders of Series A Preferred Stock are entitled to receive preferential cumulative dividends at an annual rate of 8% of the original issue price, payable at the option of the Company in cash or in shares of Series A Preferred Stock. Any dividends declared by the Board are payable quarterly. Upon any liquidation, winding up or dissolution of the Company, holders of the Series A Preferred Stock receive $1.00 per share (the original issue price) plus any dividends, whether or not declared by the Board, accrued and unpaid.

Each share of the Series A Preferred Stock may be converted, in whole or part, at the option of the holder, at any time, into a number of duly authorized, validly issued, fully paid and non assessable shares of Common Stock, as is determined by dividing the original issue price of the Series A Preferred Stock by the conversion price, which is subject to adjustment, but which was $1.00 per share upon issuance. Each share of the Series A Preferred Stock automatically converts into shares of Common Stock on or after (i) the closing of a underwritten, public sale of Common Stock, at a price per share which results in the Company having a market value of at least $50,000,000 or (ii) the date specified by written consent by the holders of a majority of the outstanding shares of the Series A Preferred Stock.

Each holder of shares of the Series A Preferred Stock is entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible.

The conversion price of the Series A Preferred Stock is subject to adjustment: (i) upon any stock split, dividend or other distribution (whether of Common Stock or other form of distribution), (ii) if the Common Stock issuable upon conversion of the Series A Preferred Stock shall be changed to the same or different number of shares of any class or classes of stock, whether by reclassification, exchange, combination, substitution or otherwise, (iii) upon any capital reorganization of the Company or a merger or consolidation of the Company with or into another corporation or other business entity, or the sale of all or substantially all of the Company’s properties or assets, (iv) if the Company issues any securities convertible into or exchangeable for, directly or indirectly, Common Stock (“Convertible Securities”), other than the Series A Preferred Stock, or any rights or warrants or options to purchase any such Common Stock or Convertible Securities, shall be issued or sold (collectively, the “Common Stock Equivalents”) and the price per share for which additional shares of Common Stock may be issuable thereafter pursuant to such Common Stock Equivalent shall be less than the applicable conversion price of the Series A Preferred Stock then in effect or if, after any such issuance of Common Stock Equivalents, the price per share for which additional shares of Common Stock may be issuable thereafter is amended or adjusted, and such price as so amended shall be less than the applicable conversion price of the Series A Preferred Stock, (v) upon any merger or consolidation, dependent on the price paid by or to the Company in such transaction or (vi) if the Company, at any time prior to the latest to occur of the (A) first anniversary of the issuance date of the Series A Preferred Stock or (B) date of the consummation of a financing transaction of the Company resulting in at least $500,000 of gross proceeds to the Company, issues any options to purchase Common Stock to any employees of the Company.

The Company cannot amend, alter or repeal the preferences, rights, powers or other terms of the Series A Preferred Stock to adversely affect the Series A Preferred Stock without the written consent or affirmative vote of at least 66.6% of the then-outstanding shares of the Series A Preferred Stock.

As of December 31, 2005, there were three record holders of 1,454,725 shares of Series A Preferred Stock. On May 2, 2006, these three holders converted their shares of Series A Preferred Stock into 6,562,630 shares of Common Stock. As of the date hereof, there are no shares of Series A Preferred Stock issued and outstanding.

Dividend Policy

         The Company paid no dividends during the fiscal year ended December 31, 2005.

On April 13, 2006, the Company’s Board of Directors approved the issuance of dividends equal to an aggregate of $113,138, to be paid in the form of Common Stock to all of the holders of the Series A Preferred Stock. This dividend had accrued from July 28, 2004 to March 31, 2005. On May 5, 2006, the Company’s Board of Directors approved an additional dividend, which had accrued from April 1, 2006 to May 2, 2006 but had not been paid, to be paid in the form of Common Stock to all the previous holders of the Series A Preferred Stock. Accordingly, 291,361 shares of Common Stock were issued: 283,118 shares to CCP; 2,576 shares to Dr. Kevin Shurtleff; and 5,667 shares to Andrew Nielson. The stock certificates evidencing these dividends have not yet been issued. The holders of the Series A Preferred Stock have since converted their shares to shares of Common Stock, and no more dividends shall be declared and paid on those shares of Series A Preferred Stock.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	1,647,031 100,000 (2)	$.88 $1.00	1,363,774
Total	1,747,031 (3)	$.89	1,363,774
-----------
(1) The Company’s Board of Directors adopted the Trulite, Inc. Stock Option Plan (the “Plan”) on April 11, 2005. In April 2005, the Company granted options to Randolph House, Evan Hughes, Jerry Metz and John Sifonis. Options were granted again in July 2005 to Howard, Paul and Stephen Anderson, Chris Brydon and Jim Longaker. In October 2005, options were granted to Randolph House, Evan Hughes, Tom Samson, Jerry Metz and John Sifonis. In January 2006, options were granted to Jenny Ligums. In April 2006, options were granted to Chris Brydon, CCP, Evan Hughes, Eric Ladd, Jim Longaker, John Patton and Kevin Shurtleff.

(2) In May 2006, options to purchase 20,000 shares of Common Stock were granted to Bill Flores, Richard Hoesterey, John Berger, Eric Melvin and John Sifonis.

(3) All of the options were pursuant to the Plan. These options have an exercise price of $.88 per share. All options granted under the Plan vest, so long as the employee remains employed by the Company, within four years of the grant, according to a vesting schedule contained therein. The options granted under the Plan may not be exercised more than seven years after the date of the grant.

The Plan is to be administered by the Board of Directors and consists of up to 3,110,805 shares of Common Stock which may be granted in the form of options to employees, directors, consultants and advisors to the Company. The number of options, option price, vesting and exercise schedules and the duration of all options shall all be determined by the Board of Directors at the time of grant; provided, however, that the option price of any options granted under the Plan shall be not less than fair market value at the time of grant. Incentive stock options expire no later than seven years after the date of grant.

Recent Sales of Unregistered Securities

In June 2005, pursuant to Rule 504 of Regulation D promulgated under the Securities Act, Trulite sold 1,134,725 shares of its Series A Preferred Stock to one investor, CCP, for an average cash consideration of $0.84 per share, for an aggregate investment of $950,000.

On April 13, 2006, pursuant to Rule 504 of Regulation D promulgated under the Securities Act, Trulite issued 1,000,000 shares of Common Stock and 1,000,000 one-year warrants to purchase Common Stock, at an exercise price of $1.50 per share, to 12 accredited investors for an aggregate purchase price of $1,000,000.

In addition, in April 2006, the Company issued 300,000 shares of Common Stock and warrants to purchase 400,000 shares of Common Stock at an exercise price of $3.00 per share to Jelco and Boru, pursuant to each of their consulting agreements.

All purchasers of the Company’s securities represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 6. Management’s Discussion and Plan of Operations

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the twelve months ended December 31, 2005 and the period from inception (July 15, 2004) to December 31, 2004, with their explanatory notes for the years included as part of the Form 10SB.

Overview

Trulite Technology, LC was created in May 2002 to develop a hydrogen fuel source for fuel cells. The intended applications were use by the military as a source of portable power and use by consumers as a source of recreational or back up power. This entity was funded by grants from two governmental agencies to conduct fuel cell research and development. In July 2004 Trulite Technology, LC merged with, and transferred all if its interests to the Company, then a newly-formed Delaware corporation. In the fourth quarter of 2005, the Company initiated production of demonstration products for sale to selected individuals. The demonstration units were manufactured at the Company’s research facilities in Utah.

The Company, from inception (July 15, 2004) through December 31, 2004, had $1,750 in sales and $16,667 in sales for the year ended December 31, 2005.  The revenue for both years was with a related party. We believe the main sources of initial revenue will be revenues from the oil and gas pipeline monitoring market and the high end recreational camping consumer market. Management anticipates revenues to increase quarter over quarter during 2006 as our manufacturing operation in Houston comes on line and the demand for our product increases.

Selected statements of operating data for the twelve months ended December 31, 2005.

Please see the audited Financial Statements of the Company for this period set forth on Pages
F-1 - F-15.

FOR THE PERIOD FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2004 AND FOR THE TWELVE MONTHS ENDING DECEMBER 31, 2005

	(Audited)	(Audited)
		Period from
		July 15, 2004
		Inception
	Year Ended	through
	December 31,	December 31,
	2005	2004

SALES	$16,667	$1,750

COST OF SALES	12,216	650

GROSS MARGIN	4,451	1,100

TOTAL OPERATING EXPENSES	830,658	879,122

OPERATING LOSS	(826,207)	(878,022)

OTHER INCOME (EXPENSE)	255	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(825,952)	(878,022)

INCOME TAXES	-	-

NET LOSS	$(825,952)	$(878,022)
PREFERRED DIVIDENDS	(84,074)	(6,624)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(910,026)	$(884,646)

NET LOSS PER COMMON SHARE:
Basic	$(0.25)	$(0.28)
Diluted	(0.25)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES:
Basic	3,606,542	3,157,001
Diluted	3,606,542	3,157,001

Revenues and Gross Margins

Revenue for the twelve month period ended December 31, 2005 was $16,667, as compared to $1,750 for the period from July 15, 2004 (inception) through December 31, 2004. Gross margin for the twelve month period ended December 31, 2005 was $4,451 as compared to a gross margin of $1,100 for the period July 15, 2004 (inception) through December 31, 2004. During these periods, the Company was a research and development company. In the fourth quarter of 2005, the Company began low volume production of its demonstration products.

Operating Expenses

Expenses from operations were $830,658 for the twelve months ended December 31, 2005.  This compares to operating expenses of $879,122 for the period July 15, 2004 (inception) through December 31, 2004. This is an overall decrease of 6%. Operating expenses consisted of research and development, depreciation, and general and administrative expenses. Research and development expenses decreased to $410,958 for the twelve months ended December 31, 2005 compared to $713,109 for the five and one half month period from July 15, 2004 (inception) through December 3l, 2004. The overall decrease of 42% was mainly due to the research and development costs that occurred from the business combination on July 22, 2004, which resulted in a one time expense of $606,098. The decrease was offset by higher research and development costs and the longer period of twelve months for 2005 as compared to five and one half months for 2004. Depreciation increased 500% from 2005 as compared to 2004 and this is mainly attributed to the longer time period of operations in that 2005 was twelve months and 2004 was five and one half months and the purchase of additional equipment. For the twelve months ended December 31, 2005, general and administrative expenses increased to $412,877 from $164,873 as compared to the five and one half month period from July 15, 2004 (inception) through December 31, 2004. The overall increase of 154% is attributed to the longer time period and the increase cost of audits and legal fees of $122,434 for the purpose of going public.

Loss from Operations

Losses from operations were $825,952 for the twelve months ended December 31, 2005 as compared to operating losses of $878,022 for the period July 15, 2004 (inception) through December 31, 2004. This is a 6% decrease for the twelve months ending December 31, 2005 as compared to the five and half months from July 15, 2004 (inception) through December 31, 2004. The decrease was due to decreases in operating expenses.

Other Income and Expense

Other income and expenses for the twelve months ended December 31, 2005 totaled $255, as compared to $0 for the period from July 15, 2004 (inception) through December 31, 2004. This increase was due to the Company’s investing part of its proceeds of approximately $950,000 raised from a private placement of its preferred stock in a savings account at a local bank.

Net Loss

Net loss for the twelve months ended December 31, 2005 was $825,952, as compared to $878,022 for the period from July 15, 2004 (inception) through December 31, 2004. The loss decreased due to increased activity in research and development purchase of an insurance policy, hiring of a chief financial officer and the costs of a public offering.

To date, we have financed operations through the private placement of equity securities. In June 2005, we raised $750,000 through a private placement of 934,725 shares of preferred stock. The Company has since had another private placement of equity securities in April 2006 in which we raised $1,000,000 through a private placement of 1,000,000 shares of common stock and an equal amount of warrants. We have not employed any significant leverage of debt. However, there can be no assurance we will not undertake debt obligations in the future in order to finance our operations.

Historical Sources of Cash

During the period from July 15, 2004 (inception) though December 31, 2004, the Company financed its operations principally through the sale of an aggregate of $300,000 worth of preferred stock, with $100,000 of such preferred stock sold in July, 2004 and $200,000 sold in November, 2004. The Company, for the year ended December 31, 2005, financed its operations through the sale of an aggregate of $950,000 of preferred stock, with $200,000 of such stock sold in February 2005 and the balance of $750,000 in June 2005 along with sales of three Kitty Hawk units. The Company had another private placement in April 2006 and raised $1,000,000 through the sale of 1,000,000 shares of common stock and 1,000,000 warrants.

Cash position and sources and uses of cash

Our cash position at December 31, 2005 was $235,982, as compared to $126,465 at December 31, 2004.

Our operating activities in 2005 used cash in the amount of $810,732 as compared to the period July 15, 2004 (inception) to December 31, 2004 of $168,741. Cash used in operating activities for the twelve month period ended December 31, 2005 and for this five and half month period in 2004 reflected a net loss of $825,952 and $878,022 respectively. The Company had $29,751 and $4,794 of cash out flows used in investing activities from the purchase of property and equipment for the year ended 2005 and 2004 respectively. The Company had cash flows from financing activities of $950,000 and $300,000 from issuances of preferred stock as set forth in the year 2005 and 2004 respectively.

Capital Resources Going Forward

The Company had $126,465 at December 31, 2004, and $235,982 in cash and cash equivalents at December 31, 2005. Our intended plan of operations for the twelve month period beginning January 1, 2006 is to manufacture, sell and distribute our product in 2006, and to continue to develop our product. In the past, the Company primarily used funds derived from the private placement of its securities to fund its operations.

Cash on hand as of December 31, 2005 and cash generated by operations in conjunction with our working capital will not be sufficient to continue our business for the next twelve months. We continually review our overall capital and funding needs, taking into account current business needs, as well as the Company’s future goals and requirements. Based on our business strategy, we believe we will need to increase our net capital and that the best way to do this is through the sale of additional securities. For more information on cash flows, please see the statement of cash flows included in the Company’s financial statements appearing elsewhere herein.

Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our cash on hand and working capital resources are depleted, we intend to raise additional capital through the sale of additional equity securities, public or private sale of debt or equity securities, debt financing or short term loans, or a combination of these options. We may also seek to satisfy indebtedness through the private issuance of debt or other securities. We currently do not have a binding commitment for, or readily available sources of, additional financing. We cannot give any assurance that we will be able to secure the additional cash or working capital that we may require to continue our operations under such circumstances or that it will be on terms that would not hinder our ability to execute our business strategy.

Our anticipated costs are estimates based upon our current business plan. Our actual costs could vary materially from these estimates. Further, we could change our current business plans, which may also result in a change in our anticipated costs.

Off Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that would trigger adverse changes in our credit rating, earnings, or cash flows, including requirements to perform under stand by agreements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United State of America.

On an ongoing basis, we evaluate our estimates and impairment of long lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, including those for the above described items are reasonable.

Our accounting policies are more fully described in Note B - Summary of Significant Accounting Policies in our financial statements. As disclosed in Note B the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results will inevitably differ from those estimates, and such differences may be material to the financial statements.

At this stage of our development, we believe that of our significant accounting polices, the following may involve a higher degree of judgment, estimation or complexity than other accounting policies.

Impairment of Long Lived Assets

The company reviews the recoverability of its long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.

Revenue Recognition

Although at this stage in our development we have had no significant revenues, we consider revenue recognition a critical accounting policy as it affects timing of earnings recognition. We recognize revenues on delivery and to date our operations have not involved any uncertainty of accounting treatment, subjective judgment or estimates over revenue recognition.

Being a new company we are unable to comment on the accuracy of any prior estimates or assumptions, however, we believe that our estimates are based on reasonable judgment.

Item 7. Financial Statements.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2005

C O N T E N T S

12 Greenway Plaza, Suite 1202 Houston, Texas77046-1289 Phone 713-561-6500 Fax 713-968-7128 Web www.uhy-us.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Trulite, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Trulite, Inc., (a development stage company) (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 and for the period from inception (July 15, 2004) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trulite, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from inception (July 15, 2004) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred significant losses and negative cash flows from operations since inception. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note L, the financial statements for the period from inception (July 14, 2004) through December 31, 2004, and for the year ended December 31, 2005, have been restated for the correction of certain errors.

Houston, Texas
May 16, 2006

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (RESTATED)

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$235,982	$126,465
Due from affiliate	23,773	-
Accounts receivable - affiliate (net of allowance for doubtful accounts of $0)	16,667	2,700
Patent applications fees	19,843	6,465
Prepaid expenses and other current assets	7,844	6,916
TOTAL CURRENT ASSETS	304,109	142,546

PROPERTY AND EQUIPMENT
Equipment	41,001	11,250
Less: accumulated depreciation	7,963	1,140
NET PROPERTY AND EQUIPMENT	33,038	10,110

TOTAL ASSETS	$337,147	$152,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$44,821	$37,603
Accounts payable - affiliate	-	11,845
TOTAL CURRENT LIABILITIES	44,821	49,448

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
8% Cumulative Convertible, Series A Preferred stock; $0.0001 par value, 1,500,000 shares authorized, 1,454,725 and 320,000 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively. Liquidation value of $1.00 per share plus preferred dividend per share of $0.0623 and $0.0207 as of December 31, 2005 and December 31, 2004, respectively. (Aggregate liquidation value of $1,545,354 and $326,624 as of December 31, 2005 and December 31, 2004, respectively)
	90,843	6,656
Common stock; $0.0001 par value, 20,000,000 shares authorized, 3,631,500 and 3,306,150 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	363	330
Additional paid-in-capital	1,905,094	974,244
Deficit accumulated during the development stage	(1,703,974)	(878,022)
TOTAL STOCKHOLDERS’ EQUITY	292,326	103,208

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,147	$152,656

See accompanying notes to financial statements.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (RESTATED)

	Year Ended December 31,	Period from Inception (July 15, 2004) through December 31,	Cumulative Amounts July 15, 2004 (Inception) through December 31,
	2005	2004	2005

SALES	$16,667	$1,750	$18,417

COST OF SALES	12,216	650	12,866

GROSS MARGIN	4,451	1,100	5,551

OPERATING EXPENSES
Research and development	410,958	713,109	1,124,067
Depreciation	6,823	1,140	7,963
General and administrative	412,877	164,873	577,750
TOTAL OPERATING EXPENSES	830,658	879,122	1,709,780

OPERATING LOSS	(826,207)	(878,022)	(1,704,229)

OTHER INCOME (EXPENSE)
Interest expense	(663)	-	(663)
Interest income	5,329	-	5,329
Other	(4,411)	-	(4,411)
TOTAL OTHER INCOME (EXPENSE)	255	-	255

LOSS BEFORE INCOME TAXES	(825,952)	(878,022)	(1,703,974)

INCOME TAXES	-	-	-

NET LOSS	(825,952)	(878,022)	$(1,703,974)

PREFERRED DIVIDENDS	(84,074)	(6,624)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(910,026)	$(884,646)

NET LOSS PER COMMON SHARE:
Basic	$(0.25)	$(0.28)
Diluted	$(0.25)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES:
Basic	3,606,542	3,157,001
Diluted	3,606,542	3,157,001

See accompanying notes to financial statements.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE CUMULATIVE PERIOD FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2005 (RESTATED)

						Deficit
	8% Cumulative					Accumulated
	Convertible Series A				Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Cash issuances
July 28, 2004, 100,000 shares @ $1.00 per share	100,000	$10	-	$-	$99,990	$-	$100,000
November 5, 2004, 190,000 shares @ $1.00 per share	190,000	19	-	-	189,981	-	190,000
November 12, 2004, 10,000 shares @$1.00 per share	10,000	1	-	-	9,999	-	10,000
Non cash issuances
July 22, 2004, 20,000 shares @ $1.00 per share for acquisition of Trulite Technology, LC based on fair value of the stock	20,000	2	-	-	19,998	-	20,000
July 22, 2004, 592,460 shares @ $1.00 per share for acquisition of Trulite Technology, LC based on fair value of the stock (post stock split 2,962,300 shares) (see Note H)	-	-	2,962,300	296	592,164	-	592,460
July 28, 2004, 68,770 shares @ $1.00 per share for management services based on fair value of services received (post stock split, 343,850 shares) (see Note H)	-	-	343,850	34	68,736	-	68,770
Accretion of dividends on 8% cumulative convertible Series A preferred stock	-	6,624	-	-	(6,624)	-	-
Net loss from inception (July 14, 2004) through December 31, 2004	-	-	-	-	-	(878,022)	(878,022)

Balances, December 31, 2004	320,000	6,656	3,306,150	330	974,244	(878,022)	103,208

Cash issuances
February 1, 2005, 200,000 shares @1.00 per share	200,000	20	-	-	199,980	-	200,000
June 1, 2005, 934,725 shares $0.802375 per share	934,725	93	-	-	749,907	-	750,000
Non cash issuances
January 28, 2005, 65,070 shares @ $1.00 per share for management services based on fair value of services received (post stock split, 325,350 shares) (see Note H)	-	-	325,350	33	65,037	-	65,070
Accretion of dividends on 8% cumulative convertible Series A preferred stock	-	84,074	-	-	(84,074)	-	-
Net loss for year ended December 31, 2005	-	-	-	-	-	(825,952)	(825,952)

Balances, December 31, 2005	1,454,725	90,843	3,631,500	363	1,905,094	(1,703,974)	292,326

See accompanying notes to financial statements.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (RESTATED)

	Year Ended December 31,	Period from Inception (July 15, 2004) through December 31,	Cumulative Amounts July 15, 2004 (Inception) through December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(825,952)	$(878,022)	$(1,703,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,823	1,140	7,963
Management fees	65,070	68,770	133,840
Research and development expenses	-	606,798	606,798
Effect of changes in operating assets and liabilities (net of effects of acquisition of Trulite Technology, LC for the period from inception (July 15, 2004) through December 31, 2004):
Due from affiliate	(23,773)	-	(23,773)
Accounts receivable	(13,967)	(2,700)	(16,667)
Patent application fees	(13,378)	(6,465)	(19,843)
Prepaid expenses and other current assets	(928)	(451)	(1,379)
Grants receivable	-	850	850
Accrued expenses	7,218	29,494	36,712
Accounts payable - affiliate	(11,845)	11,845	-
NET CASH USED IN OPERATING ACTIVITIES	(810,732)	(168,741)	(979,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(29,751)	(4,794)	(34,545)
NET CASH USED IN INVESTING ACTIVITIES	(29,751)	(4,794)	(34,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	950,000	300,000	1,250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	950,000	300,000	1,250,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	109,517	126,465	235,982

CASH AND CASH EQUIVALENTS, Beginning of period	126,465	-	-

CASH AND CASH EQUIVALENTS, End of period	$235,982	$126,465	$235,982

NON CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for acquisition of Trulite Technology, LC:
8% Cumulative Convertible Series A Preferred Stock	$-	$20,000	$20,000
Common stock	-	592,460	592,460

	$-	$612,460	$612,460

Common stock issued for management services	$65,070	$68,770	$133,840

Cash paid for interest	$663	$-	$663

See accompanying notes to financial statements.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2004

NOTE A - NATURE OF OPERATIONS

Trulite, Inc. (the “Company”) was incorporated on July 15, 2004 in the State of Delaware. The Company is a development stage entity and is primarily engaged in the development of compact, lightweight hydrogen generators for fuel cell systems.

For the year ending December 31, 2005 and for the period from inception (July 15, 2004) through December 31, 2004, the Company did not have significant revenues. The Company has no significant operating history as of December 31, 2005. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2005, management raised additional equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be in amounts sufficient to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Effective February 22, 2006, the Company’s Form 10-SB/A (General Form for Registration of Securities of Small Business Issuers) was deemed effective with the United States Securities and Exchange Commission.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are reported at outstanding principal less allowance for doubtful accounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

As of and for the year ended December 31, 2005, all of the Company’s sales and accounts receivables were from an affiliated entity.

Concentrations of Credit Risk: The Company maintains cash balances at a financial institution which at times exceeds federally insured amounts. The Company has not experienced any material losses in such accounts.

Revenue Recognition: Revenue from sales is recognized on delivery.

Property and Equipment: Property and equipment is carried at cost. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement of property and equipment are included in operations.

Depreciation expense was $6,823 and $1,140 for the year ended December 31, 2005 and for the period from inception (July 15, 2004) through December 31, 2004, respectively.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets: The Company reviews the recoverability of its long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.

Income Taxes: The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company’s tax returns.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation Plan: The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations in accounting for its stock-based compensation arrangements as opposed to the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

Pro forma information is required by SFAS No. 123 to reflect the estimated effect on net income as if the Company had accounted for the stock option grants using the fair value method described in that statement. Fair value was estimated at the date of grants using the Minimum Value method, computed by (a) the estimated current price of the stock reduced to exclude the present value of any expected dividends during the option’s life minus (b) the present value of the exercise price, with the following weighted average assumptions being used: risk-free interest rate of 5.5% and dividend yield of zero, and expected lives of seven years.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on the net loss and earnings per share if the fair value based method had been applied.

	Year Ended December 31, 2005	Period from Inception (July 15, 2004) through December 31, 2004

Net loss attributable to common shareholders as reported	$(910,026)	$(884,646)

Less: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-

Add: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	-	-

Pro forma net loss	$(910,026)	$(884,646)

Loss per share:
Basic - as reported	$(0.25)	$(0.28)

Basic - pro forma	$(0.25)	$(0.28)

Diluted - as reported	$(0.25)	$(0.28)

Diluted - pro forma	$(0.25)	$(0.28)

New Accounting Pronouncement: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (“FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (“APB-25”), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method. Accordingly, proforma disclosure is no longer an alternative.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under FAS-123R, nonpublic entities, including those that become public entities after June 15, 2005, that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under Statement 123 shall apply this Statement prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. Those entities shall continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards (either the minimum value method under Statement 123 or the provisions of Opinion 25, and its related interpretive guidance).

As of the required effective date, the Company will adopt the provisions of FAS-123R using the modified prospective application method. The modified prospective application method applies to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or proforma disclosures under Statement 123.

NOTE C - BUSINESS COMBINATION

On July 22, 2004, the Company completed the purchase of Trulite Technology, LC, a privately held Utah manufacturer of fuel cells at an aggregate purchase price of $612,460, by issuing to the owners of Trulite Technology, LC 20,000 shares of Trulite, Inc.’s 8% cumulative convertible Series A preferred stock and 592,460 shares of Trulite, Inc.’s common stock (2,962,300 shares of common stock, post stock split) (see Note H).

The allocation of the aggregate acquisition cost to the assets acquired and liabilities assumed based on fair values, was as follows:

Grants receivable	$850
Equipment	6,456
Current assets	6,465
Purchased research and development	606,798
Total assets acquired	620,569

Accounts payable	(6,675)
Accrued expenses	(1,434)
Total liabilities assumed	(8,109)

Net assets acquired	$612,460

The purchased research and development was expensed immediately following the acquisition of Trulite Technology, LC as it was determined to have no alternative future use.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2004

NOTE D - INCOME TAXES

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets, which principally comprises the benefit of the net operating loss carryforward of approximately $579,000 and $299,000 as of December 31, 2005 and 2004, respectively, as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at December 31, 2005 and 2004. During the year ended December 31, 2005, the valuation allowance for net deferred tax assets increased by approximately $280,000.

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $1,704,000 which will expire in the years 2024 and 2025 if not utilized earlier.

NOTE E - RESEARCH AND DEVELOPMENT COSTS

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $410,958 for the year ended December 31, 2005 and $713,109 for the period from inception (July 15, 2004) through December 31, 2004 (inclusive of purchased research and development of $606,798).

NOTE F - SERIES A PREFERRED STOCK

The 8% Cumulative Convertible Series A Preferred Stock (“Series A Preferred Stock”) has a liquidation value of $1.00 per share plus dividends whether or not earned or declared from the issuance date thereof at the annual rate of eight percent (8%) (the “Preferred Dividends”) of $1.00 per share (the “Original Issue Price”), payable at the option of the Company in cash or in shares of Series A Preferred Stock. In addition, the Preferred Stock has preferential treatment in liquidation to all Common Stock and any other stock of the Company ranking junior to the Series A Preferred Stock. Accretion of cumulative dividends outstanding on these shares was $84,074 and $6,624 during the year ended December 31, 2005 and for the period from inception (July 15, 2004) through December 31, 2004, respectively.

Each share of Series A Preferred Stock is convertible at any time into common shares of the Company by dividing the original issue price by a conversion price as defined. 520,000 shares of Series A Preferred Stock are convertible into common shares on a five for one basis due to the subsequent common stock split (see Note H).

The Series A Preferred Stock is redeemable at the option of the majority holders in cash at $1.00 per share plus all accrued and unpaid Preferred Dividends on the fifth anniversary of the date of initial issuance or other events relating to change in 25% or more of the outstanding voting stock of the Company or a merger or consolidation as defined.

Each holder of Series A Preferred Stock is entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock is convertible.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2004

NOTE G - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, all sales were to an entity affiliated to Contango Capital Partners, LP (a preferred stockholder of the Company). Accounts receivable from this affiliated entity amounted to $16,667 and is included in accounts receivable in the accompanying balance sheet as of December 31, 2005.

As consideration for certain administrative services performed, the Company issued 65,070 and 68,770 shares of its common stock to Contango Capital Partners, LP in January 2005 and July 2004, respectively, (325,350 and 343,850 shares of common stock, post stock split) (see Note H). The Company based the value of these common shares upon the hours spent providing such services at hourly rates commonly paid for these types of services.

During the year ended December 31, 2005, the Company advanced certain funds to an affiliated entity. These advances were on a non-interest basis with no fixed terms of repayment, and amounted to $23,773 as of December 31, 2005.

During the period from inception (July 15, 2004) through December 31, 2004, the Company paid a fee of $25,000 to Contango Capital Partnership Management, LLC (a related party) for services provided in connection with the capital formation of the Company. As of December 31, 2004, the amount payable to Contango Capital Partnership Management, LLC was $11,845. This liability was repaid in full in 2005.

NOTE H - COMMON STOCK SPLIT

In April 2005, the Company’s Board of Directors authorized a five-for-one split of the Company’s common stock. In conjunction with the stock split, the Company amended its certificate of incorporation to increase its authorized common stock to 20,000,000 shares and retained the par value of $0.0001 per share. Accordingly, all references to the number of common shares authorized and common shares issued and outstanding in the accompanying financial statements have been adjusted to reflect the effects of the common stock split on a retroactive basis.

NOTE I - COMMON STOCK OPTIONS

In March 2005, the Company established the Trulite, Inc. Stock Option Plan (the “Plan”). The Plan is administered by the Board of Directors (the “Board”) of the Company or a committee of the Board and provides for the grant of 1,721,665 shares of the Company’s common stock to eligible employees, directors, consultants and advisors as non-qualified stock options or incentive stock options. Option exercise price, number of options, duration and time of exercise are as determined by the Board except that incentive stock options are to be granted within ten years from date of adoption of the Plan and incentive stock options must be exercised no later than seven years from date of grant. During the year ended December 31, 2005, the Company granted incentive stock options to certain employees and officers for 446,692 shares of its common stock at an exercise price of $0.88 per share, as adjusted to reflect the five-for-one split of the Company’s common stock. These options vest over a four year period from date of grant and in accordance with the terms of the Plan expire in seven years from date of grant.

No options were forfeited during the year ended December 31, 2005. As of December 31, 2005, the Company had options outstanding on 446,692 shares, none of which were exercisable, at an average remaining contractual life of 6.49 years at a weighted average exercise price of $0.88 per share.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2004

NOTE J - COMMITMENTS

Leases

Rent expense during the year ended December 31, 2005 was $10,925 and $1,958 for the period from inception (July 15, 2004) through December 31, 2004 and is included in general and administrative expenses in the accompanying statements of operations.

As of December 31, 2005, future rental commitment for a lease expiring in May 2006 is approximately $7,000.

Employment Agreements

As of December 31, 2005, the Company had employment agreements with certain employees that expire through 2007, under which the total obligations were approximately $279,000.

NOTE K - NET LOSS PER SHARE

	Year Ended December 31, 2005	Period from Inception (July 15, 2004) through December 31, 2004
Numerator:
Net loss per statements of operations	$(825,952)	$(878,022)

Increase net loss by:
Accretion of preferred dividends	(84,074)	(6,624)

Net loss applicable to common stockholders	$(910,026)	$(884,646)

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,606,542	3,157,001

Effect of potentially dilutive common shares:
Convertible preferred stock	-	-

Denominator for diluted earnings per share - weighted average shares outstanding	3,606,542	3,157,001

Basic loss per share	$(0.25)	$(0.28)

Diluted loss per share	$(0.25)	$(0.28)

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2004

NOTE K - NET LOSS PER SHARE (Continued)

Basic and diluted net loss per share for the year ended December 31, 2005 and from the period from inception (July 15, 2004) through December 31, 2004 is the same since the effect of all common stock equivalents is antidilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standard 128, Earnings per Share.

The following securities were not included in the computation of diluted loss per share as its effect would have been anti-dilutive:

	Year Ended December 31, 2005	Period from Inception (July 15, 2004) through December 31, 2004

8% Cumulative Convertible, Series A Preferred Stock	3,435,725	1,600,000

NOTE L - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for the period from inception (July 15, 2004) through December 31, 2004, and for the year ended December 31, 2005, management of the Company determined that certain purchased research and development items acquired from the purchase of Trulite Technology, LC, were incorrectly recorded as an intangible asset (unpatented technology) subject to amortization. Such amounts should have been recognized as an expense in the period of purchase. Accordingly, the financial statements for the period from inception (July 15, 2004) through December 31, 2004, and for the year ended December 31, 2005 have been restated to properly reflect the elimination of the intangible asset with an increase in research and development expense in the amount of $606,798 and a reduction of amortization expense in the amount of $30,340 for the period from inception (July 15, 2004) through December 31, 2004, and a reduction in amortization expense for the year ended December 31, 2005 by $60,680. Due to this correction, basic and diluted loss per share decreased from $(0.28) to $(0.25) for the year ended December 31, 2005, and increased from $(0.09) to $(0.28) for the year ended December 31, 2004. There were no income tax effects from this restatement.

NOTE M - SUBSEQUENT EVENTS

In January 2006, the Company granted options for 5,000 shares to a consultant at an exercise price of $0.88 per share. These options vest over four years and expire in seven years.

In March 2006 the Company entered into an employment agreement with an executive. Under the terms of this agreement the Company will pay the executive an annual salary of $65,000 up to January 1, 2007, after which date the executive’s employment converts to a month to month relationship with the Company. The executive was also granted an option to purchase 699,302 fully vested shares of the Company’s common stock at an exercise price of $0.88 per share on April 13, 2006 which expire April 3, 2010.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (RESTATED)
FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD
FROM INCEPTION (JULY 15, 2004) THROUGH DECEMBER 31, 2004

NOTE M - SUBSEQUENT EVENTS (Continued)

In March 2006, the Company entered into a consulting agreement for investment banking services. Under the terms of this agreement, in exchange for investment banking services, the Company is required to issue 250,000 shares of restricted common stock and 250,000 five year warrants to purchase the Company’s common stock at an exercise price of $3 per share.

In March 2006, the Company amended its Stock Option Plan and increased the number of shares allowed for grant as options by 1,389,140 shares. Options totaling 1,175,339 (inclusive of the options for 699,303 shares mentioned above) were granted by the Company in April 2006.

In April 2006, the Company declared a dividend of $129,973 on the 8% Cumulative Convertible, Series A Preferred Stock. This dividend is payable in the Company’s common stock.

In April 2006, the Company entered into a consulting agreement for investment banking services. Under the terms of this agreement, in exchange for investment banking services, the Company is required to issue 50,000 shares of its restricted common stock and 150,000 five year warrants to purchase the Company’s common stock at an exercise price of $3 per share.

The Company raised additional equity of $1,000,000 during April 2006 through issuance of its common stock for cash consideration of $1.00 per share. These issuances of common stock also included one year warrants to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share that shall expire on April 13, 2007.

In May 2006, the Company granted 100,000 options at an exercise price of $1.00 per share to certain officers and directors. These options vest over a four year period that expires May 2013.

In May 2006, all of the preferred stockholders agreed to convert their shares of Series A Preferred Stock to Common shares of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2005, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information. None.

Part III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding Trulite’s directors and executive officers for the fiscal year ended December 31, 2005:

Name	Age	Position

John Sifonis	66	President and Director
James A. Longaker	60	Chief Financial Officer and Secretary
Kevin Shurtleff (1)	41	Vice-President and Director

William Jackson Berger	32	Chairman of the Board of Directors
William Flores (2)	52	Director
Richard Hoesterey (3)	63	Director
General Randolph House	59	Director
Eric Melvin	40	Director
Thomas Samson	65	Director

(1)	Dr. Shurtleff resigned from his position as member of the Board of Directors and Vice President of Technology on March 24, 2006. Dr. Shurtleff continues to work for Trulite as an employee.
(2)	Mr. Flores was appointed as a member of the Board of Directors on April 13, 2006.
(3)	Mr. Hoesterey was appointed to the Company’s Board of Directors on May 5, 2006.

John Sifonis, President and Director.

John Sifonis joined Trulite in 2004. Prior to joining the Company, from July, 1998 to October, 2004 Mr. Sifonis was the Managing Director of the Internet Business Solutions Group at Cisco Systems, Inc. Prior to joining Cisco Systems, Inc., from December, 1991 to July, 1998, Mr. Sifonis was the Chief Executive Officer of SAI International, LLC. Prior to forming SAI International, from January, 1976 to August, 1989 Mr. Sifonis was a Senior Partner in the Management Consulting Group of Ernst & Young. While at Ernst & Young, Mr. Sifonis also served as the National Director of the Strategic Management Consulting Group. He received a Bachelor of Science Degree in Management Science from Case Institute of Technology in 1963 and has completed additional post graduate studies at Case Institute in Operations Research.

James A. Longaker, Chief Financial Officer and Secretary.

James A. Longaker is the Company’s Chief Financial Officer and Secretary. Prior to joining Trulite in May of 2005, Mr. Longaker worked from December 2001 to May 2005 as a partner at the Forte Group, LLC, a management consulting firm that specialized in emerging businesses. From February 1999 to December 2001, Mr. Longaker worked as a consultant with Glass and Associates serving as an interim Chief Financial Officer for companies in financial difficulty. From 1990 to 1999, he had his own business working with distressed companies. Mr. Longaker received his bachelor’s degree from Louisiana Polytechnic Institute and a Master’s degree in Business Administration in 1969 from Louisiana State University. Mr. Longaker has four certifications: Certified Public Accountant licensed to practice public accounting in Louisiana and Texas, Certified Fraud Examiner, Certified Turnaround Professional and a Certified Insolvency and Restructuring Advisor.

William Jackson Berger, Chairman of the Board of Directors.

William Jackson Berger (a.k.a. “John Berger”) has more than nine years of experience in the energy industry. Prior to joining Trulite, during 1996-2001, Mr. Berger worked as a trader at Enron, an energy trading entity. From January 2002 through December 2003, Mr. Berger was employed by the Federal Energy Regulatory Commission, advising on trading activities in the natural gas and power markets. In addition, he assisted the FERC with regard to how a commercial trading operation is set up with information services and models to predict power loads of utilities. He also helped analyze regulatory issues with distributed generation and interconnection into the power grid. Finally, he was able to show the FERC how to analyze the impact of credit quality of market participants on liquidity in the power and natural gas markets. He also served as an advisor to the drafters of the Standard Market Design regulatory document, which is currently being considered by the United States Congress. Mr. Berger graduated cum laude from Texas A&M with a B.S. in civil engineering in 1996. In 2003, Mr. Berger graduated from Harvard Business School.

William Flores, Director.

William (Bill) Flores, a director of Trulite, is currently the President and Chief Executive Officer of Phoenix Exploration Company, a private equity funded oil and gas company focused upon exploration and acquisition operations along the Gulf Coast and in the shallow and medium water depths of the Gulf of Mexico. Prior to forming Phoenix Exploration in January 2006, Mr. Flores was a Senior Vice President and Chief Financial Officer with Gryphon Exploration Company from January 2002 until August 2006. Gryphon Exploration Company was a private equity funded (formed in October 2000 by Warburg Pincus) oil and gas company with operations concentrated in the Gulf of Mexico. From August 1999 through October 2002, Mr. Flores was a self-employed investor/consultant. During this period, Mr. Flores managed investments and served as a consultant to two small privately held corporations operating in the oilfield service and e-commerce industries. He also served on the boards of a private company and two non-profit entities. Mr. Flores received an MBA from Houston Baptist University in 1985 and a BBA in Accounting from Texas A &M University in 1976. He is also a Certified Public Accountant (Texas).

Richard K. Hoesterey, Director

Richard (Dick) Hoesterey, a director of Trulite, is an experienced executive with over thirty-five years in general management and manufacturing operations management in a variety of industries including electronics, industrial goods and power regulation. His management experience includes roles as officer and/or board member of private and public companies. Mr. Hoesterey is currently the President and Chief Executive Officer of Components Corporation of America, a position he has held since 1997. Components Corporation of America (CCA) operates as a holding company and currently has three wholly-owned subsidiary companies which function as self contained, stand-alone companies. These businesses are focused on design, manufacture and sale of electrical control technology components and subsystems for industrial, commercial, military, and government markets. Prior to becoming the CEO of Components Corporation, Mr. Hoesterey was a Senior Partner with Thomas Group, Inc. from 1990 to 1997. In this capacity, he was a Program Results Manager and Change Agent for several clients. From 1986 to 1990, Mr. Hoesterey was an Executive Vice President for EPI Technologies. In the capacity of Executive Vice President, he directed the growth and development of the Component Processing Division. He also directed the corporate level functions of Human Resources, Facilities and Sales. From 1984 to 1986, Mr. Hoesterey was a Director, Material Services with Compaq Telecommunications Corporation, a start-up company in the Computer Telephone industry. He was responsible for Purchasing, Production Planning & Control and Material Services. From 1978 to 1986, Mr. Hoesterey was employed by Harris Corporation in a number of management positions including Director/Plant Manager, Equipment Refurbishment; Director, Manufacturing Systems Implementation; and, Director, Materials. From 1969 to 1976, Mr. Hoesterey worked for the Xerox Corporation in a number of management positions in the areas of operations, logistics, new product introductions, business improvement programs, and several MRP implementations. From 1966 to 1969, Mr. Hoesterey was a 1st Lieutenant in the U.S. Army. Mr. Hoesterey received a BBA in Industrial Management from Clarkson University in 1965 and has completed additional post graduate studies for his MBA at Rochester Institute of Technology. He also has an APICS Certification in Production and Inventory management.

General Randolph House, Director.

General House is a retired U.S. Army Lieutenant General. Prior to his retirement in 2003, General House served the Army for thirty-three years. Notably, General House was Deputy Commandant, US Army Command and General Staff College at Fort Leavenworth, Kansas. In 1996, General House was assigned to the Pentagon as Senior Military Assistant to the Secretary of Defense, Dr. William Perry. In 1997, General House was assigned as the Assistant Chief of Staff for Installation Management, Department of the Army. Later that year, he assumed command of the Eighth United States Army and Chief of Staff, United Nations Command/Combined Forces Command/United States Forces in Seoul, Korea. In 1998, General House received his second three star assignment as the Deputy Commander-in-Chief and Chief of Staff, United States Pacific Command. General House earned a Bachelor’s Degree in 1968 from Texas A&M University. He also received a Master’s Degree from Clemson University.

Eric Melvin, Director.

Eric Melvin, a director of Trulite, is the founder, President and Chief Executive Officer of Mobius Risk Group, a provider of energy risk management outsourcing and advisory services. Prior to forming Mobius Risk Group, from 2000 to 2001, Mr. Melvin worked as the VP, New Business Ventures at Enron Energy Services, an Energy Trading entity. Mr. Melvin received his BGS from the University of Michigan, Ann Arbor in 1985. He also earned a JD from the University of Detroit, School of Law in 1990.

Thomas Samson, Director.

Thomas (Tom) Samson, a director of Trulite, is the President and Chief Executive Officer of Teamwork Dynamics, Inc. which he founded in 1990. Teamwork Dynamics (formerly WeCoachTeams, Inc.) is a professional services firm providing executive level support to CEOs of firms seeking to drive results though the focused actions of executive and management teams based on collaborative problem solving, individual commitments and personal accountability. During the past decade Mr. Samson has personally undertaken, through Teamwork Dynamics, a number of client assignments which have included roles as CEO, President, COO and CIO. Mr. Samson is a Certified Public Accountant with over twenty-five years in the public accounting profession where he was a partner with Arthur Young & Company, one of the accounting profession’s big eight accounting firms. During his career with Arthur Young, he focused on technology industries and started Arthur Young’s Technology Center which served the investors and management of technology companies from startup to full operations. He received his BSBA degree from Creighton University.

The term of office of each director expires at the Company's annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the board of Directors.

(b) Significant Employee.   As of December 31, 2005, the Company had no significant employees.

(c) Family Relationships.   None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) Audit Committee Financial Expert. The Board approved Mr. Thomas Samson as a Director on October 19, 2005. Mr. Samson has formed an Audit and Budget Committee and holds the position as Chairman of the Audit Committee. Under the SEC rules, Mr. Samson qualifies as an audit committee financial expert.  Mr. Samson is a Certified Public Accountant with 25 years experience in public accounting where he was a partner with Arthur Young, which at that time was one of the big eight accounting firms.  Mr. Samson has extensive experience preparing, auditing, analyzing and evaluating financial statements comparable to those he is expected to encounter in connection with Trulite’s financial statements. He also has experience in internal controls, working with boards of directors, preparing, auditing and analyzing financial statements and has used his knowledge of accounting principles and understanding of financial statements and GAAP in connection with accounting for estimates, accruals and reserves.

On April 13, 2006, the Board approved Mr. William Flores as a Director. Mr. Flores will also serve on the Audit Committee.

In April, 2006, Trulite formed a compensation committee. The committee has three members: Mr. John Berger, General Randolph House and Mr. Richard Hoesterey.  Mr. Hoesterey is the Chairman of the compensation committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act, as amended requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2005 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year, except to the following filings: (a) Form 3 filed by General Randolph House on March 7, 2006 and (b) Form 3 filed by Andrew Nielson on March 16, 2006.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal years ended December 31, 2005 and 2004 and the compensation expected to be paid for the fiscal year ended December 31, 2006.

Name and Position	Year	Salary	Bonus	Other Compensation

Kevin Shurtleff, Vice President	2006 2005 2004	$65,000 $42,500 $42,500	-- --	Options to purchase 699,303 shares of Common Stock at $.88 per share (1).

John Sifonis, President	2006 2005 2004	$120,000 $42,000 $12,000	-- --	Options to purchase 291,478 shares of Common Stock at $.88 per share (2); And options to purchase 20,000 shares of Common Stock at $1.00 per share (3).

James A. Longaker, Chief Financial Officer and Secretary	2006 2005 2004	$65,000 $65,000	$20,000	Option to purchase 20,000 shares of Common Stock at $.88 per share. (1) and another 35,000 shares of Common Stock at $0.88 per share (3).

(1) All listed options vested in April 2006.
(2) All listed options vest over a four year period as follows: 18.5% in 2006, 22.50% in 2007, 26.50% in 2008 and 32.50% in 2009.
(3) All listed options vest over a four year period as follows: 18.5% in 2007, 22.50% in 2008, 26.50% in 2009 and 32.50% in 2010.

Option Holdings

         The Company has issued and outstanding options to purchase 1,747,031 shares of its Common Stock, of which 1,126,799 are presently exercisable or exercisable within 60 days from the date hereof. All of the options were granted pursuant to the Trulite, Inc. Stock Option Plan, as discussed herein.

The Company has issued and outstanding warrants to purchase 1,400,000 shares of Common Stock. The Company issued 1,000,000 one-year warrants to purchase one share of Common Stock at a strike price of $1.50 per share to 12 accredited investors a private placement on April 13, 2006. The Company issued 400,000 five-year warrants to purchase one share of Common Stock at a strike price of $3 per share to Jelco, Inc. as compensation for consulting services to be provided pursuant to the agreement between the Company and John Ligums, as hereinafter discussed.

The Company also issued and outstanding to Boru Enterprises 250,000 warrants to purchase common shares at a strike price of $3 per share.

We currently do not have any existing or proposed SAR grants.

Director Compensation

We do not currently pay any cash fees to our Directors, but we pay Directors' expenses in attending board meetings. During the year ended December 31, 2005 no director expenses were reimbursed.

Employment Agreements

The Company is currently a party to employment agreements with John Sifonis, the Company’s President, James A. Longaker, the Company’s Secretary and Chief Financial Officer, Jerry Metz, Eric Ladd, Dr. Kevin Shurtleff, Christopher Brydon and John Patton.

John Sifonis entered into an employment agreement with the Company as of October 20, 2004 (the “Sifonis Agreement”). The Sifonis Agreement continued until January 1, 2005, whereupon the employment of Mr. Sifonis by the Company became a month to month, at will employment, but otherwise still subject to the Sifonis Agreement. Pursuant to the Sifonis Agreement, Mr. Sifonis receives a management fee of $1,000 per month (such amount was increased to $3,500 per month in July, 2005) and options to purchase Common Stock of approximately three percent (3%) of the outstanding equity of the Company at the time the options were granted. These options vest on an annual basis over a four year period. The Sifonis Agreement contains customary confidentiality and non-disclosure provisions, as well as a two year, worldwide non-compete provision with respect to any business that competes in whole or in part with the services, products or activities of the Company relating to its hydrogen fuel technology.

James A. Longaker is the Chief Financial Officer of Trulite, Inc. He was hired on May 23, 2005 and is responsible for all activities and processes related to financial management and reporting of the Company. These activities include preparing the financial statements of the Company, preparing financial reports for senior management of the Company and working directly with the auditors (UHY) in the preparation of all required financial statements. Mr. Longaker is also the Secretary of the Company and, as such, is responsible for assembling the minutes of the Board meeting for review and approval by the Board and senior management of the Company. Mr. Longaker has a base salary of $65,000 per year and is eligible for $20,000 in bonuses based upon attaining specific performance goals agreed upon by Mr. Longaker and the CEO of the Company. Mr. Longaker received 20,000 options for shares of Common Stock when he became an employee. Employment with the Company is for no specified period and constitutes “at-will” employment. As a result, both the Company and Mr. Longaker are free to terminate his employment at any time, for any reason or for no reason. Mr. Longaker is entitled, during the term of his employment, to the Company’s standard vacation and benefits covering employees. Mr. Longaker signed the Company’s standard form of Confidential Information, Inventions Assignment, and Non-Competition Agreement.

Jerry Metz is the Vice President, Manufacturing and reports to the CEO of Trulite, Inc. He was hired on March 29, 2005 and is responsible for all activites and processes related to the manufacture of the Kitty Hawk product line. He is also responsible for establishing and maintaining vendor relationships, supply chain management, quality control and for formulating the Company’s outsourcing strategy. Mr. Metz receives a base salary of $113,000 per year and is eligible for $20,000 in bonuses based upon attaining specific performance goals agreed upon by Mr. Metz and the CEO of the Company. Mr. Metz received 62,315 options for Common Stock when he became an employee. Employment with the Company is for no specified period and constitutes “at-will” employment. As a result, both the Company and Mr. Metz are free to terminate his employment at any time, for any reason or for no reason. Mr. Metz is entitled during the term of his employment to the Company’s standard vacation and benefits covering employees. Mr. Metz signed the Company’s standard form of Confidential Information, Inventions Assignment, and non-competition agreement.

Eric Ladd entered into an amended employment agreement with the Company as of March 26, 2006 (the “Ladd Agreement”). Mr. Ladd’s position with the Company is a Control and Systems Engineer. The Ladd Agreement continues until January 31, 2007, whereupon the employment of Mr. Ladd will become a month to month, at will employment, but otherwise still subject to the Ladd Agreement. Mr. Ladd agrees to work full time in service to the Company and receives an annual salary of $80,000. In addition, Mr. Ladd received an $11,000 sign on bonus and is also eligible to receive a one time bonus of $5,000 on or before December 22, 2006. The total commitment on behalf of the Company is approximately $83,000. The Ladd Agreement contains customary confidentiality and non-disclosure provisions, as well as a two year, worldwide non-compete provision with respect to any business that competes in whole or in part with the services, products or activities of the Company relating to its hydrogen fuel technology.

Dr. Kevin Shurtleff entered into a second amended employment agreement with the Company as of March 27, 2006 (the “Shurtleff Agreement”). Dr. Shurtleff’s employment continues until January 1, 2007, whereupon the employment of Dr. Shurtleff will become a month to month, at will employment, but otherwise still subject to the Shurtleff Agreement. Dr. Shurtleff agrees to spend 20 hours a week in service to the Company and receives an annual salary of $65,000. The total commitment on behalf of the Company is approximately $49,000. The Shurtleff Agreement contains customary confidentiality and non-disclosure provisions, as well as a one year, worldwide non-compete provision with respect to any business that competes in whole or in part with the services, products or activities of the Company relating to its hydrogen fuel technology.

Christopher Brydon entered into an employment agreement (the “Brydon Agreement”) on April 5, 2006. Mr. Brydon is employed as a Senior Design Engineer and Team Leader. The Brydon Agreement continues until April 30, 2007, whereupon the employment of Mr. Brydon will become a month to month, at will employment, but otherwise still subject to the Brydon Agreement. Mr. Brydon is a full time employee and receives an annual salary of $76,000. The total commitment on behalf of the Company is approximately $84,000. The Brydon Agreement contains customary confidentiality and non-disclosure provisions, as well as a one year, worldwide non-compete provision with respect to any business that competes in whole or in part with the services, products or activities of the Company relating to its hydrogen fuel technology.

John Patton entered into an employment agreement (the “Patton Agreement”) on April 5, 2006. Mr. Patton is employed as a Senior Design Engineer and Team Leader. The Patton Agreement continues until April 30, 2007, whereupon the employment of Mr. Patton will become a month to month, at will employment, but otherwise still subject to the Patton Agreement. Mr. Patton is a full time employee and receives an annual salary of $58,000. The total commitment on behalf of the Company is approximately $63,000. The Patton Agreement contains customary confidentiality and non-disclosure provisions, as well as a one year, worldwide non-compete provision with respect to any business that competes in whole or in part with the services, products or activities of the Company relating to its hydrogen fuel technology.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of the date hereof, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Kevin Shurtleff (a) 14807 South Heritagecrest Way, Suite A Bluffdale, UT 84065	2,734,763 (b)	21.9%

Andrew Nielson 14807 South Heritagecrest Way, Suite A Bluffdale, UT 84065	1,120,745 (c)	9.51%

Eric Ladd 4987 West Woodbend Road West Jordan, UT 84084	648,794 (d)	5.22%

John Berger (e) Three Riverway Suite 1700 Houston, TX 77056	1,489,206 (f)	11.86%

Contango Capital Partners, L.P. (g) Three Riverway Suite 1700 Houston, TX 77056	768,778 (h)	6.12%

John Sifonis (i) P.O. Box 201887 Arlington, TX 76006-1887	46,113 (j)	0.39%

General Randolph House (k) Three Riverway Suite 1700 Houston, TX 77056	3,423 (l)	0.03%

James A. Longaker (m) 2002 Woodland Valley Drive Kingwood, TX 77339	3,700 (n)	0.03%

Eric Melvin (o) Three Riverway Suite 1700 Houston, TX 77056	0	--

Thomas F. Samson (p) 1307 Barrington Drive Coppell, TX 75019	0	--

William Flores (q) 25 Beacon Hill Sugar Land, TX 77479	433,402	3.68%

Contango Venture Capital Corporation (r) 3700 Buffalo Speedway, Suite 960 Houston, TX 77098	2,001,014	16.98%

Richard Hoesterey (s) 7852 La Cosa Drive Dallas, TX 75248	0	0%

Gerald Sullivan 2 Colony Park Drive Galveston, TX 77551	815,879	6.92%

All Directors and Officers as a Group (8 individuals)	1,975,844	15.67%

-----------
(a)	Dr. Shurtleff resigned from his position as member of the Board of Directors and Vice President of Technology on March 24, 2006. Dr. Shurtleff continues to work for Trulite as an employee.
(b)	Represents 2,035,460 shares of Common Stock and options to purchase up to 699,303 shares of Common Stock at a price of $.88 per share, which such options vest on April 10, 2006.
(c)	Effective March 2, 2005, Mr. Nielson gave an option to Eric Ladd to purchase up to 473,968 shares of his Common Stock for an aggregate purchase price of $48,000, exercisable at any time.
(d)
Represents options to purchase 174,826 shares of Common Stock from the Company and a currently exercisable option to purchase up to 473,968 shares of Common Stock from Andrew Nielson for an aggregate purchase price of $48,000. This option to purchase Mr. Nielson’s Common Stock expires March 2, 2014.

(e)	Mr. Berger is the Chairman of the Board of Directors of Trulite and the managing partner of CCP.
(f)
Represents 720,428 shares of Common Stock Mr. Berger owns in his individual name and warrants to purchase 592,500 shares of Common Stock and options to purchase 176,278 shares of Common Stock owned by CCP. Although he does not have sole dispositive power over the warrants and options owned by CCP, he may be deemed to be the beneficial owner thereof.

(g)	The general partners of CCP are John Berger, Kenneth R. Peak, Todd Sullivan, Gerald Sullivan, Eric Melvin and John D. White.
(h)	Represents options to purchase up to 176,278 shares of Common Stock at a price of $.88 per share, which such options vest on April 10, 2006, and warrants to purchase 592,500 shares of Common Stock at a strike price of $1.50 per share.

(i)	Mr. Sifonis is the President and a director of Trulite.
(j)	Represents options to purchase up to 46,113 shares of Common Stock at a price of $.88 per share, which such options vest on April 11, 2006.
(k)	General House is a director of Trulite.
(l)	Represents options to purchase up to 3,423 shares of Common Stock at a price of $.88 per share, which such options vest on April 11, 2006.
(m)	Mr. Longaker is the Chief Financial Officer and Secretary of Trulite.
(n)	Represents options to purchase up to 3,700 shares of Common Stock at a price of $.88 per share, which such options vest on July 15, 2006.
(o)	Mr. Melvin is a director of Trulite.
(p)	Mr. Samson is a director of Trulite.
(q)	Mr. Flores is a director of Trulite.
(r)
Contango Venture Capital Corporation, LLC is owned by Contango Oil & Gas Company, which is managed by Kenneth R. Peak, Lesia Bautina, Sergio Castro and Marc Duncan. The Board of Directors of Contango Oil & Gas Company includes Kenneth R. Peak, Jay D. Brehmer, Darrell W. Williams, Charles M. Reimer and Steven L. Schoonover.

(s)	Mr. Hoesterey was appointed to the Company’s Board of Directors on May 5, 2006.

Item 12. Certain Relationships and Related Transactions.

The initial investor in the Company was Trulite Energy Partners, L.P., which invested $100,000 and received 100,000 shares of Preferred Stock on July 28, 2005. Trulite Energy Partners, L.P. merged with and into CCP. John Berger, the Chairman of the Board of Directors of Trulite, is the Chairman of the Board of Directors of CCP and the managing partner of Contango Capital Partnership Management LLC (“CCPM”), an entity which is the general partner of CCP. The Company had a management agreement with CCPM, which was transferred to CCP. In exchange for managing the day-to-day operations of the Company, CCP received 68,770 shares of Common Stock (343,850 shares of common stock, post stock split) on July 28, 2004, and six months later received an additional 65,070 shares of Common Stock (325,350 shares of common stock, post stock split). The management agreement with CCP ended on January 28, 2005, and no further payments are due or owing from Trulite.

We currently share office space with Synexus, and Synexus reimburses Trulite for its portion of the facility in Utah, salaries paid by Trulite on its behalf and other additional expenses. As of December 31, 2005, Synexus owed Trulite $23,773. Historically, Synexus pays its amount owed to Trulite each quarter. Synexus has its own funding and cash to pay its current expenses. There is no note, interest payable or fixed term. Please see Note G of the attached financial statements. Also, William Flores, a member of the Company’s Board of Directors, formerly served as a director of Synexus.

Trulite had revenue in 2004 of $1,750 and in 2005 of $16,667. All of the revenue was obtained from Protonex. CCP owns approximately 6.4% of Protonex’s stock and John Berger, Chairman of Trulite and a partner with CCP, is a member of the Board of Directors of Protonex. The revenues derived from Protonex were from military contracts obtained by Protonex and Trulite, Inc. was chosen through a competitive bidding process as the sub-contractor on the projects.

On March 31, 2006, the Company entered into lock-up agreements (the “Lock-Up Agreements”) with each of CCP, Dr. Kevin Shurtleff, James Longaker, John Sifonis and Eric Ladd (for purposes of this paragraph only, the “Stockholders”). Pursuant to the Lock-Up Agreements, the Stockholders shall not, without the prior written consent of the Company or the managing underwriter, if any, during the period commencing on the date of the final prospectus relating to a public offering of the Company’s equity securities and ending on the date specified by the Company or the managing underwriter, if any, enter into certain transactions with respect to the equity securities of the Company.

In March 2006, Trulite entered into a consulting agreement with Boru Enterprises, Inc. (“Boru”). Pursuant to the agreement, Boru shall (i) assist in the Company identifying an NASD member to make the 15C-211 filing; (ii) assist the Company in raising additional capital; (iii) facilitate the Company’s registration of its securities; and (iv) provide the Company with other consulting services. The term of the agreement has not been determined, though both Boru and the Company anticipate such services to be provided by Boru for at least two years. In exchange for these services, the Company shall (i) issue to Boru 250,000 shares of Common Stock, which shall be included in the Company’s anticipated filing of a registration statement on Form SB-2 and (ii) issue to Boru 250,000 five-year warrants to purchase Common Stock at a strike price of $3 per share. Boru shall pay all of its reasonable expenses. Of the 250,000 shares of Common Stock and the 250,000 warrants to be issued as compensation, Boru is retaining 200,000 shares of Common Stock and 200,000 warrants. The remaining 50,000 shares of Common Stock shall be issued to five different charities, 10,000 shares to each. John Moran, the President of Boru, owns stock in Empire Financial Group, Inc., of which the Company has approved the future engagement for its market maker.

On April 25, 2006, Trulite entered into a consulting agreement with John Ligums of Jelco, LLC (“Jelco”) for investment banking services. Pursuant to the agreement, Jelco shall (i) assist in the Company identifying an NASD member to make the 15C-211 filing; (ii) assist the Company in raising additional capital; (iii) facilitate the Company’s registration of its securities; and (iv) provide the Company with other consulting services. The term of the agreement has not been determined, though both Mr. Ligums and the Company anticipate such services to be provided by Jelco for at least two years. In exchange for these services, the Company shall issue to Jelco 50,000 shares of Common Stock, which shall be included in the Company’s anticipated filing of a registration statement on Form SB-2 and 150,000 five-year warrants to purchase Common Stock at a strike price of $3 per share. Jelco shall pay all of its reasonable expenses. Separately, Mr. Ligums’ son, Jeb Ligums, purchased 50,000 shares of Common Stock in April 2006, as discussed in Part II Item 4, and Mr. Ligums’ daughter, Jenny Ligums, owns options to purchase 5,000 shares of Common Stock. Jenny Ligums was formerly employed by CCP and now works with an affiliate of CCP.

On May 5, 2006, the Board of Directors of the Company approved the future engagement of Empire Financial Group, Inc. (“Empire”) as its market maker. Empire shall assist the Company in its filing of its 15c-211, which is expected occur in the near future. No written agreement has yet been entered into. John Ligums, who entered into the consulting agreement with Trulite on behalf of Jelco, owns stock in Empire. Further, John Moran, the President of Boru, which Trulite has also engaged as a consultant, also owns stock in Empire.

Item 13. Exhibits.

Index to Exhibits

Exhibit
Number	Description
---------	----------------
3.1*	Certificate of Incorporation
3.2*	Certificate of Amendment to the Certificate of Incorporation
3.3*	Bylaws
3.4*	Application of Certificate of Authority (Texas)
4.1*	Certificate of Designation of the 8% Cumulative Convertible Preferred Stock, Series A
4.2*	Certificate of Amendment to the Certificate of Designation of the 8% Cumulative Convertible Preferred Stock, Series A, as amended
10.1*	Employment Agreement of John Sifonis
10.2*	April 2005 Option Agreement of John Sifonis
10.3*	October 2005 Option Agreement of John Sifonis
10.4*	Employment Agreement of Kevin Shurtleff
10.5*	Employment Agreement of Jerry Metz
10.6*	April 2005 Option Agreement of Jerry Metz
10.7*	October 2005 Option Agreement of Jerry Metz
10.8*	Employment Agreement of James A. Longaker
10.9*	July 2005 Option Agreement of James A. Longaker
10.10*	Employment Agreement of Eric Ladd
10.11*	Trulite, Inc. Stock Option Plan
10.12*	Contribution Agreement
10.13*	Waiver Agreement
10.14*	Preferred Stock Purchase Agreement
10.15*	Addendum to Preferred Stock Purchase Agreement
10.16*	Investor’s Rights Agreement
10.17*	Right of First Refusal and Co-Sale Agreement
10.18**	Option Agreement with Synexus Energy, Inc.
10.19***	Stockholder Lock-Up Agreement with Contango Capital Partners, LP
10.20***	Consulting Agreement with Boru Enterprises, Inc.
10.21***	Memorandum of Understanding with Synexus Energy, Inc.
10.22***	Grant Documents from The Defense Threat Reduction Agency and the United States Air Force
10.23****	Consulting Agreement with Jelco, Inc.
10.24****	Consulting Agreement with Ascend Renewable Technologies, LLC
10.25****	Employment Agreement of Christopher Brydon
10.26****	Employment Agreement of Eric Ladd
10.27****	Employment Agreement of John Patton
10.28****	Employment Agreement of Kevin Shurtleff
10.29****	Stockholder Lock-Up Agreement with James Longaker
10.30****	Stockholder Lock-Up Agreement with John Sifonis
10.31****	Stockholder Lock-Up Agreement with Kevin Shurtleff
10.32****	Stockholder Lock-Up Agreement with Eric Ladd
10.33****	Amended Stock Option Plan
10.34****	Stock Option Agreement with John Berger

10.35****	Stock Option Agreement with Christopher Brydon
10.36****	Stock Option Agreement with William Flores
10.37****	Stock Option Agreement with Richard Hoesterey
10.38****	Stock Option Agreement with Evan Hughes
10.39****	Stock Option Agreement with Eric Ladd
10.40****	Stock Option Agreement with Jenny Ligums
10.41****	Stock Option Agreement with James Longaker
10.42****	Stock Option Agreement with Eric Melvin
10.43****	Stock Option Agreement with John Patton
10.44****	Stock Option Agreement with Kevin Shurtleff

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 23, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on February 23, 2006, and incorporated herein by this reference.

***	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on April 21, 2006, and incorporated herein by this reference.

****	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on June 8, 2006, and incorporated herein by this reference.
______________

Item 14. Principal Accountant Fees and Services

UHY Mann Frankfort Stein & Lipp, LLP (“UHY”) is the Company's independent registered public accounting firm.

AUDIT FEES and AUDIT-RELATED FEES

UHY fees billed for assurance and related services related to the audit or review of the Company’s financial statements were $102,480.30 and $37,021.95 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. The nature of the services comprising these fees was two separate audits of the December 31, 2005 financial statements and the review of the March 31, 2006 financial statements.

TAX FEES

UHY fees billed for professional services for tax compliance, tax advice, and tax planning were $0 and $2,119 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. The nature of the services comprising these fees was assistance with the Company’s tax returns.

ALL OTHER FEES

UHY fees billed for other products and services were $0 and $0 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively. The nature of the services comprising these fees was assistance with the filing of the Company’s registration statement on Form10-SB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRULITE, INC.

Dated: June 7, 2006	By:	/s/ John Sifonis
John Sifonis President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Berger	Chairman of the Board of Directors	June 7, 2006
John Berger

/s/ General Randolph House	Director	June 7, 2006
General Randolph House

/s/ Thomas Samson	Director	June 7, 2006
Thomas Samson

/s/ Eric Melvin	Director	June 7, 2006
Eric Melvin

/s/ William Flores	Director	June 7, 2006
William Flores

/s/ Richard Hoesterey	Director	June 7, 2006
Richard Hoesterey