Form 10QSB
period 2006-03-31
TRULITE INC
filed 2006-06-09
CIK 1346861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-51696

Trulite, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	24-5711620
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Three Riverway Suite 1700 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (817) 846-9898

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Feldman Weinstein LLP
420 Lexington Avenue
Suite 2620
New York, NY 10170
Attn: David N. Feldman, Esq.
Tel: (212) 869-7000
Fax: (212) 997-4242

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,784,491 shares of Common Stock, par value $.0001 per share, outstanding as of June 7, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

TRULITE, INC.

- INDEX -

		Page
PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements:	4.

	Balance Sheets - March 31, 2006 (unaudited) and December 31, 2005	5.

	Statements of Operations (unaudited) for the three months ended March
	and the year ended December 31, 2005	6.

	Statements of Stockholders’ Equity (Deficit) for the period from
	Inception (July 15, 2004) through March 31, 2006	7.

	Statement of Cash Flows (unaudited) for the three months ended March
	and the year ended December 31, 2005	9.

	Notes to Financial Statements	10.

Item 2.	Controls and Procedures	18.

Item 3.	Management's Discussion and Analysis or Plan of Operation	18.

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	26.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26.

Item 3.	Defaults Upon Senior Securities	27.

Item 4.	Submission of Matters to a Vote of Security Holders	27.

Item 5.	Other Information	27.

Item 6.	Exhibits and Reports on Form 8-K	27.

Signatures		28.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 2006 and for the three months ended March 31, 2005 are not necessarily indicative of the results of operations from inception (July 15, 2004) to March 31, 2006. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-SB filed with the Securities and Exchange Commission.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$36,013	$235,982
Due from affiliate	-	23,773
Accounts receivable (net of allowance for doubtful
accounts of $0 at March 31, 2006 and
December 31, 2005	8,333	16,667
Patent application fees	19,843	19,843
Prepaid expenses and other current assets	2,700	7,844
TOTAL CURRENT ASSETS	66,889	304,109

PROPERTY AND EQUIPMENT
Equipment	41,001	41,001
Less: accumulated depreciation	10,683	7,963
NET PROPERTY AND EQUIPMENT	30,317	33,038

TOTAL ASSETS	$97,206	$337,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$130,303	$44,821
Accounts payable - affiliate	53,811	-
TOTAL CURRENT LIABILITIES	184,114	44,821

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
8% Cumulative Convertible, Series A Preferred Stock;
$0.0001 par value, 1,500,000 shares authorized, 1,454,725
issued and outstanding as of March 31, 2006 and
December 31, 2005, liquidation value of $1.00
per share plus preferred dividend per share of
$0.0823, and $0.0623 as of March 31, 2006
and December 31, 2005, respectively (aggregate
liquidation of $1,574,448 as of March 31, 2006 and
$1,545,354 as of December 31, 2005)	119,938	90,843
Common stock; $0.0001 par value, 20,000,000 shares
authorized, 3,631,500 shares issued and outstanding
as of March 31, 2006 and December 31, 2005	363	363
Additional paid-in-capital	1,875,999	1,905,094
Deficit accumulated during the development stage	(2,083,208)	(1,703,974)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(86,908)	292,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$97,206	$337,147

The accompanying notes are an integral part of these financial statements.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Period from
			Inception
	Three Months	Three Months	(July 15, 2004)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)

SALES	$8,333	$-	$26,750

COST OF SALES	5,912	-	18,778

GROSS MARGIN	2,421	-	7,972

OPERATING EXPENSES
Research and development	148,546	74,915	1,272,613
Depreciation	2,720	891	10,683
General and administrative	230,801	101,540	808,551
TOTAL OPERATING EXPENSES	382,067	177,346	2,091,847

LOSS FROM OPERATIONS	(379,646)	(177,346)	(2,083,875)

OTHER INCOME (EXPENSE)
Interest expense	(59)	-	(722)
Interest income	471	-	5,800
Other	-	-	(4,411)
TOTAL OTHER INCOME (EXPENSE)	412	-	667

LOSS BEFORE PROVISION FOR
INCOME TAXES	(379,234)	(177,346)	(2,083,208)

INCOME TAXES	-	-	-

NET LOSS	(379,234)	(177,346)	$(2,083,208)

PREFERRED DIVIDENDS	(29,095)	(9,030)

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	$(408,329)	$(186,376)

NET LOSS PER COMMON SHARE
Basic	$(0.11)	$(0.05)

Diluted	$(0.11)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES:
Basic	3,631,500	3,530,280
Diluted	3,631,500	3,530,280

The accompanying notes are an integral part of these financial statements.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 15, 2004) THROUGH MARCH 31, 2006

	8% Cumulative
	Convertible Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Cash issuances
July 28, 2004, 100,000 shares @
@ $1.00 per share	100,000	$10	-	$-	$99,990	$-	$100,000
November 5, 2004, 190,000 shares
@ $1.00 per share	190,000	19	-	-	189,981	-	190,000
November 12, 2004, 10,000 shares
@$1.00 per share	10,000	1	-	-	9,999	-	10,000

Non cash issuances
July 22, 2004, 20,000 shares @
$1.00 per share for acquisition of
Trulite Technology, LC based on
fair value of the stock	20,000	2	-	-	19,998	-	20,000
July 22, 2004, 592,460 shares @
$1.00 per share for acquisition of
Trulite Technology, LC based on
fair value of the stock (post stock
split 2,962,300 shares)	-	-	2,962,300	296	592,164	-	592,460
July 28, 2004, 68,770 shares @
$1.00 per share for management
services based on fair value of
services received (post stock
split, 343,850 shares)	-	-	343,850	34	68,736	-	68,770
Accretion of dividends on 8%
cumulative convertible Series A
preferred stock	-	6,624	-	-	(6,624)	-	-
Net loss from inception (July 14,
2004) through December 31, 2004	-	-	-	-	-	(878,022)	(878,022)

Balances, December 31, 2004	320,000	6,656	3,306,150	330	974,244	(878,022)	103,208

The accompanying notes are an integral part of these financial statements.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 15, 2004) THROUGH MARCH 31, 2006
(CONTINUED)

8% Cumulative
Convertible Series A				Additional
Preferred Stock		Common Stock		Paid-in	Accumulated
Shares	Amount	Shares	Amount	Capital	Deficit	Total
Cash issuances
February 1, 2005, 200,000 shares
@1.00 per share	200,000	20	-	-	199,980	-	200,000

June 1, 2005, 934,725 shares
@ $0.802375 per share	934,725	93	-	-	749,907	-	750,000

Non cash issuances
January 28, 2005, 65,070 shares @
$1.00 per share for management
services based on fair value of
services received (post stock
split, 325,350 shares)	-	-	325,350	33	65,037	-	65,070
Accretion of dividends on 8%
cumulative convertible Series A
preferred stock	-	84,074	-	-	(84,074)	-	-
Net loss for year ended
December 31, 2005	-	-	-	-	-	(825,952)	(825,952)

Balances, December 31, 2005	1,454,725	90,843	3,631,500	363	1,905,094	(1,703,974)	292,326

Accretion of dividends on 8%
cumulative convertible Series A
preferred stock (unaudited)	-	29,095	-	-	(29,095)	-	-
Net loss for the three months
ended March 31, 2006 (unaudited)	-	-	-	-	-	(379,234)	(379,234)

Balances (deficit), March 31, 2006	1,454,725	$119,938	3,631,500	$363	$1,875,999	$(2,083,208)	$(86,908)

The accompanying notes are an integral part of these financial statements.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Period from
			Inception
	Three Months	Three Months	(July 15, 2004)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)

Net loss	$(379,234)	$(177,346)	$(2,083,208)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	2,720	891	10,683
Management fees	-	65,070	133,840
Research and development expenses	-	-	606,798
Effect of changes in operating asset and liabilities (net of effects of acquisition of Trulite Technology, LC):
Due from affiliate	23,773	(47,162)	-
Accounts receivable	8,334	1,850	(7,483)
Patent application fees	-	-	(19,843)
Prepaid expenses and other current assets	5,144	1,884	3,765
Accrued expenses	85,483	(6,148)	122,195
Accounts payable - affiliate	53,811	(11,845)	53,811
NET CASH USED IN OPERATING ACTIVITIES	(199,969)	(172,806)	(1,179,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(6,371)	(34,545)
NET CASH USED IN INVESTING ACTIVITIES	-	(6,371)	(34,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	-	200,000	1,250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	200,000	1,250,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(199,969)	20,823	36,013

CASH AND CASH EQUIVALENTS, Beginning of period	235,982	126,465	-

CASH AND CASH EQUIVALENTS, End of period	$36,013	$147,288	$36,013

NON CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for acquisition of Trulite Technology, LC:
8% Cumulative Convertible Series A Preferred Stock	$-	$-	$20,000
Common Stock	-	-	592,460

	$-	$-	$612,460

Common stock issued for management services	$-	$65,070	$133,840

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$663

The accompanying notes are an integral part of these financial statements.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements of Trulite, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used herein, the terms “Trulite,” “we,” “our” and “us” refer to Trulite, Inc.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-KSB for the year ended December 31, 2005. Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2006. Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications had no effect on net loss or stockholders’ equity.

The Company from inception (July 15, 2004) through March 31, 2006 did not have significant revenues. The Company has no significant operating history as of March 31, 2006. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception (July 14, 2004) through March 31, 2006, management has raised additional equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be in amounts sufficient to meet the Company’s needs.

All references to issued and outstanding shares, weighted average shares, and per share amounts in the accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect our five-for-one stock split that occurred on April 2005.

New Accounting Pronouncements: In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would other wise be required to be bifurcated from its host contract in accordance with SFAS No. 133. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of SFAS No. 155 will not have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 Accounting for Serving of Financial Assets an Amendment to FASB Statement No. 140. Once effective, SFAS No. 156 will require entities to recognize a servicing asset or liability each time they undertake an obligation to service a financial asset by entering into a serving contract in certain situations. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits a choice of either the amortization or fair value measurement method for subsequent measurements.

The effective date of this statement is for annual periods beginning after September 15, 2006, with earlier adoption permitted as the beginning of an entity’s fiscal year provided the entity has not issued any financial statements for that year. The Company does not believe that this pronouncement will have a material impact on its financial statements.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

Note 2 - Stock-Based Compensation Plan

Stock-Based Compensation Plan: The Company has granted options to purchase common stock to employees, consultants and outside directors under the Trulite, Inc. Stock Option Plan (the “Plan”). Prior to January 1, 2006, the Company accounted for grants of options using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations, and applied SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, for disclosure purposes only. Under APB No. 25, stock-based compensation cost related to stock options was not recognized in net income since the options granted under those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123R. Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, and not previously amortized through the pro forma disclosures required by SFAS No. 123, will be recognized in the Company’s financial statements over their remaining service period. The cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123R, compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

During the first quarter of 2006, the Company issued options to purchase 5,000 shares of common stock under the Plan (see Note H). These options have an exercise price equal to the fair value estimate of $0.88 on the date of grant, varying vesting over four years, and a 7 year contractual life. These options are being accounted for in accordance with the guidance in SFAS No. 123R.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

The Company estimates the fair value of stock options under SFAS No. 123R at the date of grant using a Black-Scholes valuation model, which is consistent with the valuation technique previously utilized to value options for the footnote disclosures required under SFAS No. 123. The following table provides the weighted average assumptions used in the Black-Scholes option valuation model to value options granted in the first quarter of 2006. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of options granted in 2006 is based on the “simplified” method of estimating expected term for “plain vanilla” options allowed by SEC Staff Accounting Bulletin No. 107, and varies based on the vesting period and contractual term of the option. Expected volatility for options granted in 2006 is based on an evaluation of similar Companys’ trading activity. The Company has not issued dividends on its common stock.

Three Months Ended
March 31,
2006

Risk-free rate	5.4%
Expected life (in years)	4
Expected volatility	-
Weighted average volatility	-
Expected dividends	-

As no stock options were issued during the three months ended March 31, 2005, the proforma information required under FAS 123 is not considered applicable.

NOTE 3 - Property, Plant and Equipment

Property, Plant and Equipment consists of the following:
	March 31, 2006	December 31, 2005
Manufacturing equipment	$9,491	$9,491
Office equipment	27,360	27,360
Test equipment	4,150	4,150
Total fixed assets	41,001	41,001
Accumulated depreciation	(10,683)	(7,963)
PROPERTY, PLANT AND EQUIPMENT, net	$30,317	$33,038

NOTE 4 - Accrued liabilities
	March 31, 2006	December 31, 2005
Credit Card	$5,645	$6,217
Accrued Invoices	67,807	18,313
Accrued Payroll	56,851	20,290
Accrued liabilities	$130,303	$44,821

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

NOTE 5 - Income taxes

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets, which principally comprises the benefit of the net operating loss carryforward of approximately $708,000 and $579,000 as of March 31, 2006 and December 31, 2005, respectively, as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at March 31, 2006 and December 31, 2005. During the quarter ended March 31, 2006, the valuation allowance for net deferred tax assets increased by approximately $129,000. For the year ended December 31, 2005, the valuation allowance for net deferred tax assets increased by approximately $280,000.

As of March 31, 2006, the Company has a net operating loss carryforward of approximately $2,083,000 which will expire in the years 2024 and 2026 if not utilized earlier.

NOTE 6 - Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $148,546 and $74,915 for the quarter ended March 31, 2006 and March 31, 2005, respectively.

NOTE 7 - Series A Preferred Stock

The 8% Cumulative Convertible Series A Preferred Stock (“Series A Preferred Stock”) has a liquidation value of $1.00 per share plus dividends whether or not earned or declared from the issuance date thereof at the annual rate of eight percent (8%) (the “Preferred Dividends”) of $1.00 per share (the “Original Issue Price”), payable at the option of the Company in cash or in shares of Series A Preferred Stock. In addition, the Preferred Stock has preferential treatment in liquidation to all Common Stock and any other stock of the Company ranking junior to the Series A Preferred Stock. Accretion of cumulative dividends outstanding on these shares was $29,095 and $9,030 during the quarter ended March 31, 2006 and March 31, 2005, respectively.

Each share of Series A Preferred Stock is convertible at any time into common shares of the Company by dividing the original issue price by a conversion price as defined. 520,000 shares of Series A Preferred Stock are convertible into common shares on a five for one basis due to the subsequent common stock split (see Note G).

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

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

NOTE 8 - Related Party Transactions

During the quarter ended March 31, 2006, all sales were to an entity affiliated to Contango Capital Partners, LP (a preferred stockholder of the Company). Accounts receivable from this affiliated entity amounted to $8,333 as of March 31, 2006.

During the quarter ended March 31, 2006, the Company received advances of $53,811 form an affiliated entity.

As consideration for certain administrative services performed, valued at $65,020, the Company issued 65,020 shares of its common stock to Contango Capital Partners, LP during quarter ended March 31, 2005 (323,350 shares of common stock, post stock split) (see Note G). The Company based the value of these common shares upon the hours spent providing such services at hourly rates commonly paid for these types of services.

Note 9 - Common Stock Split

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

Note 10 - Common Stock Options

In March 2005, the Company established the Trulite, Inc. Stock Option Plan (the “Plan”). The Plan is administered by the Board of Directors (the “Board”) of the Company or a committee of the Board and provides for the grant of 1,721,665 shares of the Company’s common stock to eligible employees, directors, consultants and advisors as non-qualified stock options or incentive stock options. The Plan was amended in March 2006 and increased the number of shares allowed for grant as options by 1,389,140 shares. The revised number of shares as of March 31, 2006 in the Plan is 3,110,805.

Option exercise price, number of options, duration and time of exercise are as determined by the Board except that incentive stock options are to be granted within ten years from date of adoption of the Plan and incentive stock options must be exercised no later than seven years from date of grant. For the three months ended March 31, 2006, the Company granted incentive stock options to certain employees and officers for 5,000 shares of its common stock at an exercise price of $0.88 per share, as adjusted to reflect the five-for-one split of the Company’s common stock. These options vest over a four year period from date of grant and in accordance with the terms of the Plan expire in seven years from date of grant. The compensation expense for the 5,000 optioned shares for the quarter ended March 31, 2006 is not considered significant.

No options were forfeited during the quarter ended March 31, 2006. As of March 31, 2006, the Company had options outstanding on 451,692 shares, none of which were exercisable, at an average remaining contractual life of 6.49 years at a weighted average exercise price of $0.88 per share.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

NOTE 11 - Commitments

Leases

Rent expense during the three months ended March 31, 2006 and 2005, was $2,915 (unaudited) and $1,275, respectively. Rent expense is included in general and administrative expenses in the accompanying statements of operations.

As of March 31, 2006, future rental commitment for a lease expiring in May 2006 was approximately $2,700.

Other

As of March 31, 2006, the Company had employment agreements with certain employees that expire through 2007, under which the total obligations were approximately $279,000.

As of March 31, 2006, the Company had entered into a consulting agreement for investment banking services, under which the Company is required to issue 250,000 shares of restricted common stock and 250,000 five-year warrants to purchase the Company’s common stock at $3 per share. The term of the agreement has not been determined but is estimated to be two years, extending through March 2008.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

NOTE 12 - Net Loss Per Share

	Three Months Ended,
	March 31,	March 31,
	2006	2005

Numerator:

Net loss per statements of operations	$(379,234)	$(177,346)
Increase net loss by:
Accretion of preferred dividends	(29,095)	(9,030)

Net loss applicable to common stockholders	$(408,329)	$(186,376)

Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	3,631,500	3,530,280

Effect of potentially dilutive common shares:
Convertible preferred stock	-	-

Denominator for diluted earnings per share
Weighted average shares outstanding	3,631,500	3,530,280

Basic loss per share	$(0.11)	$(0.05)

Diluted loss per share	$(0.11)	$(0.05)

Basic and diluted net loss per share for the three months ended March 31, 2006, and March 31, 2005 is the same since the effect of all common stock equivalents is antidilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standard 128, Earnings per Share.

The following securities were not included in the computation of diluted loss per share as its effect would have been anti-dilutive:

	Three Months Ended,
	March 31,	March 31,
	2006	2005
8% Cumulative Convertible, Series A
Preferred Stock	3,435,725	3,435,725

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

Note 13 - Subsequent Events

In April 2006, options totaling 1,175,339 (inclusive of the options for 699,303 share mentioned above) were granted by the Company.

In April 2006, the Company declared a dividend of $129,973 on the 8% Cumulative Convertible Series A Preferred Stock. This dividend is payable in the Company’s common stock.

In April 2006, the Company entered into a consulting agreement for investment banking services. Under the terms of this agreement, in exchange for investment banking services, the Company is required to issue 50,000 shares of its restricted common stock and 150,000 five year warrants to purchase the Company’s common stock at an exercise price of $3 per share.

The Company raised additional equity of $1,000,000 during April 2006 through the issuance of common stock for cash consideration of $1.00 per share. These issuances of common stock also included one year warrants to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share that shall expire on April 13, 2007.

In May 2006, the Company granted 100,000 options at an exercise price of $1.00 per share to certain officers and directors. These options vest over a four year period that expires May 2013.

In May 2006, all of the preferred stockholders agreed to convert their shares of Series A Preferred Stock to Common shares of the Company.

Item 2.  Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

Item 3.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Cautionary Statement Regarding Forward-looking Information

This Form 10-QSB for the quarter ended March 31, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the research and development industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	Our ability to raise capital;
•	Our ability to sell our product;
•	Our ability to retain and attract experienced and knowledgeable personnel; and
•	Our ability to compete in the alternate energy industry.

   In addition, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements.

   We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Business Overview

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

In January, 2004, Trulite Technology received an order from Jadoo Power Systems for two prototype chemical hydride cartridges. These were shipped in March, 2004. Trulite Technology also received an order from the Naval Research Laboratory for four larger cartridges. These were shipped in July, 2004. In October of 2003, Trulite had been introduced to John Berger of Contango Capital Partners through Jadoo Power Systems. Contango Capital Partners become interested in Trulite Technology’s hydrogen source technology and Trulite Technology concluded its first round of private funding with Contango Capital Partners in July, 2004. Later in July, 2004, Trulite Technology merged with, and transferred all if its interests to, the Company, a newly-formed Delaware corporation.

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

In August, 2005, the Company demonstrated its first, complete, commercially packaged, integrated, hydrogen fuel cell power system. In September 2005, the Company introduced its Kitty Hawk system. The product consists of three technologies: one that generates hydrogen gas from powered chemical compounds (the HydroCell); one that transforms the hydrogen gas into electricity (the fuel cell stack) and, one that controls the flow of hydrogen for the actual generation of electricity (the control technology). The Company believes the Kitty Hawk is the least expensive energy source on the market capable for producing 25 Watts of power for several hours (as an example, 25 Watts of power is sufficient to power a DVD player for several hours while concurrently charging a cell phone).

In November 2005, the Company received its first orders for twenty-five Kitty Hawk systems. The units were manufactured in its Utah product development facility and were delivered to a selected target audience in February and March, 2006. Also in November, 2005, the Company received a $25,000 contract from Protonex to develop three high energy density prototype HydroCells.

The Company is currently developing an enhanced version of the Kitty Hawk which is expected to be tested in the field with selected commercial customers by July, 2006. Upon completion of field testing of the Kitty Hawk, we anticipate units will be available in the fourth quarter, 2006 for sale and delivery into selected commercial and consumer markets. Trulite is currently developing a more robust and powerful Kitty Hawk system capable of generating up to four times the power output of the current Kitty Hawk unit. It is anticipated this unit will be available in the first quarter, 2007 on a limited basis for sale in selected markets.

   We are still at an early stage research and development company in the process of developing a commercially viable product. Trulite is currently developing the next generation of the Kitty Hawk (the KH-3X), which is expected to have a number of enhancements: enhanced physical design; noise reduction; faster start up cycle (several seconds versus 2-3 minutes); fuel level gauge to indicate the level of energy remaining in the cartridge; attaching a carrying handle; status display screen indicating the power output of the unit; and increased power output to 35-40 watts of power. Each of these enhancements will require several steps: designing and building the enhancement; testing the enhancement to ensure it performs as specified; incorporating and testing the enhancement in the Kitty Hawk unit; and, finally testing the Kitty Hawk unit in a customer environment. If the Kitty Hawk 3X unit successfully completes field testing, it can be commercially sold into our selected markets.

Trulite is also developing the Kitty Hawk 4 (KH 4). The product will be designed to have a power output four times greater than the Kitty Hawk 3X. Product enhancements to the Kitty Hawk 4 will include: reducing the overhead required to run the Kitty Hawk 4 power system; increased ruggedness; and enhanced ergonomics and physical design. Each of these enhancements will also require going through the proving process set forth above prior to commercial availability.

The primary drivers for future earnings growth will be developing, manufacturing and selling a commercially viable product. Trulite believes its integrated Kitty Hawk units powered by Trulite’s HydroCell technology provides consumers with a superior alternative energy product as compared to existing products powered by lithium-ion batteries. As compared to conventional battery technologies, the HydroCell does not lose the ability to generate electricity even when put in storage for long periods of time (up to three years). By comparison, conventional lithium ion batteries will lose their ability to generate energy if they are not used before their expiration date. Trulite believes it has the ability to bring this power to numerous kinds of portable electronic devices through its Kitty Hawk power system. The primary markets we currently seek to enter for Trulite’s products are the pipeline and well head market for remote sensing and monitoring of operating conditions in oil and gas fields, and the high end recreational camping market. The opportunity in the pipeline market resulted from estimating the number of oil and gas wells in the United States (the data was obtained from available public information from companies such as Shell, ChevronTexaco and British Petroleum), estimating the existing operating and maintenance costs to service and repair these wells, assuming a 20% adoption rate over the next five years for companies implementing a Trulite Kitty Hawk solution and calculating the cost differential between existing operating costs and Trulite’s Kitty Hawk solution. Trulite intends to seek out oil field service companies, trying to identify the most viable operators and influence both large and small energy companies, as well as other providers to the oil and gas industry, to adopt the Kitty Hawk integrated power system as an alternative power source. As currently envisioned, the manufacture and distribution of the Kitty Hawk power system to alliance partners will occur from the Company’s manufacturing facilities, most likely located in Houston, Texas.

Over the next two years, we expect to produce products for customers outside of the oil and gas market. The opportunity in the recreational camping market was based upon analyzing the sales of representative companies in this sector for devices that are comparable to the Kitty Hawk. The Company plans to distribute its consumer Kitty Hawk products through three different channels: (1) direct to consumer sales (expected to be on a limited basis); (2) bundling; and (3) retail stores. The Company also plans on using the Internet, through sites such as eBay, Amazon, Overstock and Yahoo, to sell directly to consumers on a limited basis in order to test market its products, as well as establish consumer price points. The Company is also targeting original equipment manufacturers (“OEM”) in an attempt to bundle its products with those of the OEM. Advantages to partnering with an OEM include leveraging the OEM’s customer base and cross-selling Trulite’s products with existing OEM products. Lastly, the Company intends to attempt to market the Kitty Hawk to major high-end retail stores, such as REI, Northface, Patagonia and Brookstone in an attempt to attract the high end camping market.

The principal challenges we face include:
•	We expect to have a need for additional capital as we continue to execute our business plan.
•	Technological changes could force us to alter our business plan.
•	We must demonstrate value and reliability in order to gain consumer acceptance.
•	We have limited experience manufacturing and selling fuel cell systems.
•	A large scale consumer market for our products may never develop or take longer to develop than we anticipate.
•	Attract and maintain key personnel

Results of Operations

   The following table summarizes our results of operations for the three months ended March 31, 2006 and 2005.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Three months ended March 31, 2005,
Three months ended March 31, 2006

	(Unaudited)	(Unaudited)
	March 31,	March 31,
	2006	2005

SALES	$8,333	-

COST OF SALES	5,912	-

GROSS MARGIN	2,421	-

OPERATING EXPENSES
Research and development	148,546	74,915
Depreciation	2,720	891
General and administrative	230,801	101,540
TOTAL OPERATING EXPENSES	382,067	177,346

LOSS FROM OPERATIONS	(379,646)	(177,346)

OTHER INCOME (EXPENSE)
Interest expense	(59)	-
Interest income	471	-
Other	-	-
TOTAL OTHER INCOME (EXPENSE)	412	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(379,234)	(177,346)

INCOME TAXES	-	-

NET LOSS	$(379,234)	$(177,346)

PREFERRED DIVIDENDS	(29,095)	(9,030)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(408,329)	$(186,376)

NET LOSS PER COMMON SHARE
Basic	$(0.11)	$(0.05)

Diluted	$(0.11)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES:
Basic	3,631,500	3,530,280
Diluted	3,631,500	3,350,280

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenues

    Total revenues were $8,333 for the three month period ending March 31, 2006 compared to no revenue for the corresponding period ended March 31, 2005. The increase was due to a research contract that the company obtained in 2005. The contract ended on January 31, 2006.

Gross margin

   Gross margins were $2,421 for the three month period ending March 31, 2006 compared to no gross margin for the corresponding period ended March 31, 2005. The increase was due to a research contract that the company obtained in 2005.

Operating expenses

    Operating expenses from operations was $382,067 for the three months ended March 31, 2006 as compared to $177,346 for the same period in 2005. This is an overall increase of 46%. Operating expenses consisted of research and development, depreciation and general and administrative expense. Research and development increased to $148,546 for the three months ended March 31, 2006 as compared to $74,915 for the three months ended March 31, 2005 which is a 50% increase. The increase was due to increase research and development activities. Depreciation increased from 2,720 for the three month period ending March 31, 2006 as compared to $891 the same three month in 2005. The increase was due to additional equipment purchased for research and development. For the three months ended March 31, 2006, general and administrative expenses increased to $230,801 from $101,540 for the three months ended March 31, 2005. The $129,261 or 127% increase was due to the purchase of Directors and Officers insurance, the hiring of a chief financial officer and the increased legal and accounting fees associated with a public offering.

Loss from Operations

     Operating losses from operations of $379,646 for the three months ended March 31, 2006 as compared to operating losses of $177,346 for the three months ended March 31, 2005. This increase of 114% was due mainly to the increases in operating expenses.

Other Income and Expense

Other income and expenses for the three months ended March 31, 2006 totaled $412, as compared to $0 for the three months ended March 31, 2005. This increase was due to the Company’s investing part of its June 2005 proceeds of a private placement of its preferred stock in a savings account at a local bank.

Net Loss

Net loss for the three months ended March 31, 2006 was $379,234, as compared to $177,346 for the three months ended March 31, 2005 due increased activity in research and development purchase of an insurance policy, hiring of a chief financial officer and the costs of a public offering.

To date, we have financed operations through the private placement of equity securities. In June 2005, we raised $750,000 through a private placement of 934,725 shares of preferred stock. In April 2006, we raised $1,000,000 through the sale of 1,000,000 shares of Common Stock and an equal amount of warrants. The warrants have a strike price of $1.50 a share and expire in April 2007. We have not employed any significant leverage of debt. However, there can be no assurance we will not undertake debt obligations in the future.

Historical Sources of Cash

During the period from July 15, 2004 (inception) though December 31, 2004, the Company financed its operations principally through the sale of an aggregate of $300,000 worth of preferred stock, with $100,000 of such preferred stock sold in July, 2004 and $200,000 sold in November, 2004. The Company, for the year ended December 31, 2005, financed its operations through the sale of an aggregate of $950,000 of preferred stock, with $200,000 of such stock sold in February 2005 and the balance of $750,000 in June 2005, along with sales of three units. The Company conducted a private placement in April 2006 and raised $1,000,000 through the sale of 1,000,000 shares of Common Stock and 1,000,000 warrants.

Cash position and sources and uses of cash

Our cash position at March 31, 2006 was $36,013, as compared to $147,288 at March 31, 2005.

Our operating activities for the three months ended March 31, 2006 used cash in the amount of $199,969, as compared to the three months ended March 31, 2005 of $172,806. Cash used in operating activities for the three month period ending March 31, 2006 and March 31, 2005 reflected a net loss of $379,234 and $177,346, respectively. The Company had $0 and $6,371 of cash out flows used in investing activities from the purchase of property and equipment for the three months ended March 31, 2006 and 2005 respectively. The Company had cash flows from financing activities of $0 and $200,000 from issuances of preferred stock as set forth herein during the three months ended March 31, 2006 and 2005, respectively.

Capital Resources Going Forward

The Company had $36,013 and $147,288 in cash and cash equivalents at March 31, 2006 and March 31, 2005, respectively. Our intended plan of operations for the twelve month period beginning January 1, 2006 is to manufacture, sell and distribute our product and continue to develop all of our products. In the past, the Company primarily used funds derived from the private placement of its securities to fund its operations.

Cash on hand as of March 31, 2006, and cash generated by operations in conjunction with our working capital, will not be sufficient to continue our business for the next twelve months. We continually review our overall capital and funding needs, taking into account current business needs, as well as the Company’s future goals and requirements. Based on our business strategy, we believe we will need to increase our net capital and that the best way to do this is through the sale of additional securities.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Although at this stage in our development we have had no significant revenues we consider revenue recognition a critical accounting policy as it affects timing of earnings recognition. We recognize revenues on delivery and to date our operations have not involved any uncertainty of accounting treatment, subjective judgment or estimates over revenue recognition.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 15, 2004.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 23, 2005, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Trulite, Inc.

Date: June 7, 2006	By:	/s/ John Sifonis
John Sifonis
President