Form 10QSB
period 2006-06-30
TRULITE INC
filed 2006-10-06
CIK 1346861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-51696

Trulite, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	24-5711620
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Three Riverway
Suite 1050
Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (713) 888-0660

No change to
(Former name, and former
fiscal year, if changed since last report)

Change
Address from Suite 1700 to Suite 1050

Copies to:
James Ryan, III, Esq.
Jackson Walker
100 Congress Avenue, Suite 100
Austin, TX 78701
Tel: (512) 232-2253
Fax: (512) 391-2126

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,785,491 shares of Common Stock, par value $.0001 per share, outstanding as of September 26, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

TRULITE, INC.

Note Regarding Forward-looking Statements

This Form 10-QSB for the quarter ended June 30, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the research and development industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$337,626	$235,982
Due from affiliate	27,083	23,773
Accounts receivable (net of allowance for doubtful accounts of $0)	-	16,667
Patent application fees	19,843	19,843
Advances to employees	10,000	-
Prepaid expenses and other current assets	26,501	7,844
TOTAL CURRENT ASSETS	421,053	304,109

PROPERTY AND EQUIPMENT
Equipment	52,415	41,001
Less: accumulated depreciation	13,404	7,963
NET PROPERTY AND EQUIPMENT	39,011	33,038

TOTAL ASSETS	$460,064	$337,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$187,759	$44,821
TOTAL CURRENT LIABILITIES	187,759	44,821

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
8% Cumulative Convertible, Series A Preferred Stock; $0.0001 par value, 1,500,000 share authorized, 0 and 1,454,725 shares issued and outstanding as June 30, 2006 and December 31, 2005, respectively. Liquidation value of $1.00 per share plus preferred dividend per share of $0.0623 and an aggregate liquidation of $1,545,354 as of December 31, 2005	-	90,843
Common stock; $0.0001 par value, 20,000,000 shares authorized, 11,785,491 and 3,631,500 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	1,178	363
Additional paid-in-capital	9,091,510	1,905,094
Deficit accumulated during the development stage	(8,820,383)	(1,703,974)
TOTAL STOCKHOLDERS’ EQUITY	272,305	292,326

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,064	$337,147

The accompanying notes are an integral part of these financial statements

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (July 15, 2004) through June 30,
	2006	2005	2006	2005	2006
	Unaudited		Unaudited

SALES	$-	$-	$8,333	$-	$26,750

COST OF SALES	-	-	5,912	-	18,778

GROSS MARGIN	-	-	2,421	-	7,972

OPERATING EXPENSES
Research and development	276,442	124,284	424,988	199,199	1,549,055
Depreciation	2,721	1,460	5,441	2,351	13,404
General and administrative	876,755	153,937	1,107,556	255,477	1,685,306
TOTAL OPERATING EXPENSES	1,155,918	279,681	1,537,985	457,027	3,247,765

LOSS FROM OPERATIONS	(1,155,918)	(279,681)	(1,535,564)	(457,027)	(3,239,793)

OTHER INCOME (EXPENSE)
Interest expense	-	(345)	(59)	(345)	(722)
Interest income	2,735	807	3,206	807	8,535
Other	-	-	-	-	(4,411)
TOTAL OTHER INCOME	2,735	462	3,147	462	3,402

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,153,183)	(279,219)	(1,532,417)	(456,565)	(3,236,391)

INCOME TAXES	-	-	-	-	-

NET LOSS	(1,153,183)	(279,219)	(1,532,417)	(456,565)	$(3,236,391)

PREFERRED DIVIDENDS	(10,180)	(23,172)	(39,275)	(32,202)
Deemed dividend on conversion of common
stock to preferred stock	(1,586,150)	-	(1,586,150)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(2,749,513)	$(302,391)	$(3,157,842)	$(488,767)

NET LOSS PER COMMON SHARE
Basic	$(0.12)	$(0.07)	$(0.24)	$(0.13)
Preferred and deemed dividends	(0.18)	(0.01)	(0.25)	(0.01)
Attributable to common shareholders	$(0.30)	$(0.08)	$(0.49)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES:
Basic	9,305,011	3,631,500	6,492,215	3,582,967

Diluted	9,305,011	3,631,500	6,492,215	3,582,967

The accompanying notes are an integral part of these financial statements.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 15, 2004) THROUGH JUNE 30, 2006

	8% Cumulative Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Cash issuances
July 28, 2004, 100,000 shares @ $1.00 per share	100,000	$10	-	$-	$99,990	$-	$100,000

November 5, 2004, 190,000 shares @ $1.00 per share	190,000	19	-	-	189,981	-	190,000

November 12, 2004, 10,000 shares @ $1.00 per share	10,000	1	-	-	9,999	-	10,000

Non cash issuances
July 22, 2004, 20,000 shares @ $1.00 per share for acquisition of Trulite Technology, LC based on fair value of the stock	20,000	2	-	-	19,998	-	20,000

July 22, 2004, 592,460 shares @ $1.00 per share for acquisition of Trulite Technology, LC based on fair value of the stock (post stock split, 2,962,300 shares)	-	-	2,962,300	296	592,164	-	592,460

July 28, 2004, 68,770 shares @ $1.00 per share for management services based on fair value of common shares (post stock split, 343,850 shares)	-	-	343,850	34	68,736	-	68,770

Accretion of dividends on 8% Cumulative convertible Series A preferred stock	-	6,624	-	-	(6,624)	-	-

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 15, 2004) THROUGH JUNE 30, 2006

	8% Cumulative Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Non cash issuances

Net loss for year ended December 31, 2004	-		-	-	-	(878,022)	(878,022)

Balance at December 31, 2004	320,000	6,656	3,306,150	330	974,244	(878,022)	103,208

Cash issuances
February 1, 2005, 200,000 shares @ $1.00 per share	200,000	20	-	-	199,980	-	200,000

June 1, 2005, 934,725 shares @ $0.802375 per share	934,725	93	-	-	749,907	-	750,000

Non cash issuances
January 28, 2005, 65,070 shares @ $1.00 per share for management services based on fair value of common shares (post stock split, 325,350 shares)	-	-	325,350	33	65,037	-	65,070

Accretion of dividends on 8% cumulative Convertible Series A preferred stock	-	84,074	-	-	(84,074)		-

Net loss for year ended December 31, 2005						(825,952)	(825,952)

Balance at December 31, 2005	1,454,725	90,843	3,631,500	363	1,905,094	(1,703,974)	292,326

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 15, 2004) THROUGH JUNE 30, 2006

	8% Cumulative Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Cash issuances

March 26, 2006, 1,000,000 shares @ $1.00 per share (inclusive of warrants to purchase 1,000,000 common shares)	-	-	1,000,000	100	999,900	-	1,000,000

Non cash issuances
April 26, 2006, 250,000 shares @ $0.88 per share for consulting services on the fair value of the common shares	-	-	250,000	25	219,975	-	220,000

April 26, 2006, 50,000 shares @ $0.88 per share for consulting services on the fair value of the common shares	-	-	50,000	5	43,995	-	44,000

April 26, 2006, 400,000 warrants issued for consulting services	-	-	-	-	173,230	-	173,230

May 2, 2006, Accretion of dividends on 8% cumulative convertible Series A preferred stock	-	39,275	-	-	(39,275)	-	-

May 2, 2006, Deemed dividend on dividends paid on preferred stock	-	161,388	-	-	(161,388)	-	-

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 15, 2004) THROUGH JUNE 30, 2006

	8% Cumulative Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

May 2, 2006, Dividends paid on preferred stock by issuance of 291,361 shares of common stock	-	(291,361)	291,361	29	291,332	-	-

Accretion of preferred stock for deemed dividend on conversion to common stock	-	1,424,762	-	-	(978,493)	(446,269)	-

May 2, 2006, Conversion of preferred stock to common stock	(1,454,725)	(1,424,907)	6,562,630	656	6,561,974	(5,137,723)	-

Stock based compensation	-	-	-	-	75,166	-	75,166

Net loss for six months ended June 30, 2006	-	-	-	-	-	(1,532,417)	(1,532,417)

Balance at June 30, 2006	-	$-	11,785,491	$1,178	$9,091,510	$(8,820,383)	$272,305

The accompanying notes are an integral part of these financial statements

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,		Period from Inception (July 15, 2004) through June 30,
	2006	2005	2006
	(Unaudited)		(Unaudited)

Net Loss	$(1,532,417)	$(456,565)	$(3,236,391)
Adjustments to reconcile net loss used in operating
activities:
Depreciation	5,441	2,351	13,404
Research and development expenses			606,798
Stock issue for consulting services	264,000		397,840
Stock issued for management fees	-	65,070	-
Stock option expense	75,166		75,166
Warrants issued for consulting services	173,230		173,230
Effect of changes in operating asset and liabilities			-
Due from affiliate	(3,310)	(73,875)	(27,083)
Accounts receivable	16,667	-	-
Advances to employees	(10,000)	-	(29,843)
Patent application fees	-	-	-
Prepaid expenses and other current assets	(18,657)	4,516	(20,036)
Grants receivable	-	-	850
Accounts payable and accrued expenses	142,938	8,849	179,650
Accounts payable - affiliate	-	500	-
NET CASH USED IN OPERATING ACTIVITIES	(886,942)	(449,154)	(1,866,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,414)	(15,459)	(45,959)
NET CASH USED IN INVESTING ACTIVITIES	(11,414)	(15,459)	(45,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,000,000		1,000,000
Issuance of preferred stock	-	950,000	1,250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	950,000	2,250,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	101,644	485,387	337,626

CASH AND CASH EQUIVALENTS, Beginning of period	235,982	126,465	-

CASH AND CASH EQUIVALENTS, End of period	$337,626	$611,852	$337,626

NON CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for consulting services	$173,230	$-	$173,230
Stock issued for consulting services	$264,000	$-	$264,000
Common stock issued for management services	$-	$65,070	$65,070

The accompany notes are an integral part of these financial statements

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 1 - Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments , including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. As permitted under those requirements, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of American have been condensed or omitted. As used herein, the terms “Trulite,” “the Company”, “we,” “our” and “us” refer to Trulite, Inc.

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

The Company from inception (July 15, 2004) through June 30, 2006 did not have significant revenues. The Company has no significant operating history as of June 30, 2006. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception (July 15, 2004) through June 30, 2006, management has raised additional equity financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be in amounts sufficient to meet the Company’s needs.

All references to issued and outstanding shares, weighted average shares, and per share amounts in the accompanying unaudited financial statements have been retroactively adjusted to reflect our five-for-one stock split that occurred in April 2005.

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

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 2 - Stock-Based Compensation Plan

Stock-Based Compensation Plan: The Company has granted options to purchase common stock to employees, consultants and outside directors under the Trulite, Inc. Stock Option Plan (the “Plan”). Prior to January 1, 2006, the Company accounted for grants of options using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations, and applied SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, for disclosure purposes only. Under APB No. 25, stock-based compensation cost related to stock options was not recognized in net income (loss) since the options granted under those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123R. Under this transition method, compensation expense for share-based awards granted prior to January 1, 2006, but not yet vested as of January 1, 2006, and not previously amortized through the pro forma disclosures required by SFAS No. 123, will be recognized in the Company’s financial statements over their remaining service period. The cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123R, compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

For the six months ended June 30, 2006, the total stock-based compensation expense recognized in our net loss was $75,166. The impact on our diluted net loss per common share was an increase in per share net loss of $ 0.01.

The total unrecognized compensation cost at June 30, 2006 relating to non-vested share-based compensation arrangements granted under the Plan was $42,967. That cost is expected to be recognized over five and one half years, with a weighted average period of 2.7 years.

During the first six months of 2006, the Company issued options to purchase 1,280,339 shares of common stock under the Plan. The Company had forfeitures of 22,232 shares of common stock during the same period. These options have an exercise price equal to the fair value estimate of $0.88 on the date of grant for 1,180,339 shares and $1.00 for 100,000 shares of common stock, varying vesting over four years, and a 7 year contractual life. These options are being accounted for in accordance with the guidance in SFAS No. 123R.

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

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 2 - Stock-Based Compensation Plan (Continued)

Expected volatility for options granted in 2006 is based on an evaluation of similar companies’ trading activity. The Company has not issued any cash dividends on its common stock.

Stock options were issued during the six months ended June 30, 2006. The risk free rate ranged from 5.33 to 5.50 percent, with an expected life of the options ranging from 3.5 to 5.5 years with an expected and average volatility ranging from forty eight to ninety two percent. The weighted average fair value of the options issued and granted during the six months ended June 30, 2006 was estimated as $0.10 on the date of grant.

Six Months Ended June 30, 2006 Options
Risk-free rate	5.4%
Expected life (in years)	3.76
Expected volatility	63%
Weighted average volatility	87%
Expected dividends	0.00

Option and warrant activity including employees and third parties was as follows for the six months ended June 30, 2006:

	Weighted Average Shares	Exercise Price
Outstanding options at January 1, 2006	466,692	$0.88
Options granted	1,280,339	0.89
Warrants granted	1,400,000	1.93
Exercised	-	-
Options forfeited/cancelled	(22,232)	0.88
Outstanding at end of period	3,124,799	$1.36
Exercisable at end of period	1,116,471	$0.88

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 2 - Stock-Based Compensation Plan (Continued)

Warrants:

The Company raised additional equity of $1,000,000 during April 2006 through the issuance of common stock for cash consideration of $1.00 per share. These issuances of common stock also included one year warrants to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share that shall expire on April 13, 2007. The value of the warrants is include in additional paid in capital.

As of June 30, 2006, the Company had entered into two consulting agreements for investment banking services, under which the Company is required to issue 300,000 shares of restricted common stock and 400,000 five-year warrants to purchase the Company’s common stock at $3 per share. The term of the agreement has not been determined but is estimated to be two years, extending through March 2008.

The fair value utilizing the Black-Scholes method comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the warrants such as risk free interest rates. The assumptions used were a risk-free interest rate of 5.4%, expected volatility of 68%, weighted average volatility of 59%, weighted average life of 1.98 years, dividend yield of 0.00% and a probability-weighted exercise price of $1.93. The warrant provision was valued at $232,846 of which $173,230 was charged as an operating expense in the second quarter.

NOTE 3 - Property and Equipment

Property and Equipment consists of the following:

	June 30, 2006	December 31, 2005
Manufacturing equipment	$9,491	$9,491
Office equipment	38,774	27,360
Test equipment	4,150	4,150
Total fixed assets	52,415	41,001
Accumulated depreciation	(13,404)	(7,963)
PROPERTY AND EQUIPMENT, net	$39,011	$33,038

NOTE 4 - Accrued liabilities

	June 30, 2006	December 31, 2005
Credit Card	$4,866	$6,217
Accounts Payable	111,077	18,314
Accrued Payroll	71,816	20,290
Accrued liabilities	$187,759	$44,821

NOTE 5 - Income taxes

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets, which principally comprises the benefit of the net operating loss carryforward of approximately $1,075,000 and $579,000 as of June 30, 2006 and December 31, 2005, respectively, as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at June 30, 2006 and December 31, 2005. During the quarter and the six months ended June 30, 2006, the valuation allowance for net deferred tax assets increased by approximately $367,000 and $496,000 respectively. For the year ended December 31, 2005, the valuation allowance for net deferred tax assets increased by approximately $280,000.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 5 - Income taxes (Continued)

As of June 30, 2006, the Company has a net operating loss carryforwards of approximately $3,162,000 which is available to offset future federal taxable income, if any, with expirations from 2024 to 2026.

NOTE 6 - Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $276,442 and $124,284 for the quarters ended June 30, 2006 and June 30, 2005, respectively. The cumulative expenditures for the six months ended June 30, 2006 and June 30, 2005 were $424,988 and $199,199, respectively.

NOTE 7 - Series A Preferred Stock

During the quarter ended June 30, 2006, all of the Company’s 8% Cumulative Convertible Series A Preferred Stock was converted to the company’s common stock.

The 8% Cumulative Convertible Series A Preferred Stock (“Series A Preferred Stock”) had a liquidation value of $1.00 per share plus dividends whether or not earned or declared from the issuance date thereof at the annual rate of eight percent (8%) (the “Preferred Dividends”) of $1.00 per share (the “Original Issue Price”), payable at the option of the Company in cash or in shares of Series A Preferred Stock. In addition, the Preferred Stock had preferential treatment in liquidation to all Common Stock and any other stock of the Company ranking junior to the Series A Preferred Stock. Accretion of cumulative dividends outstanding on these shares was $39,275 and $32,202 for the six months ended June 30, 2006 and June 30, 2005, respectively.

Each share of Series A Preferred Stock was convertible at any time into common shares of the Company by dividing the original issue price by a conversion price as defined. A subsequent common stock split (see NOTE 10) of 520,000 shares of Series A Preferred Stock were converted into common shares on a five for one basis.

The Series A Preferred Stock was redeemable at the option of the majority holders in cash at $1.00 per share plus all accrued and unpaid Preferred Dividends on the fifth anniversary of the date of initial issuance or other events relating to change in 25% or more of the outstanding voting stock of the Company or a merger or consolidation as defined.

Each holder of Series A Preferred Stock was entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock was convertible.

On May 2, 2006, 1,454,725 shares of Series A Preferred Stock were converted to 6,562,630 shares of common stock and were issued to the individual partners. In addition, the cumulative accreted dividends of $129,973 were converted to 291,361 shares of common stock to the individual partners of Contango Capital Partners, L.P. Contango Capital Partners, LP as an entity no longer owns any Trulite preferred or common stock.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 7 - Series A Preferred Stock (Continued)

On May 2, 2006, upon the conversion from Preferred Stock to Common, the Company had a non-cash charge of $1,424,762 to “deemed dividend on conversion of preferred stock”. In addition, the Company had a non cash charge of $161,388 to “deemed dividend on conversion of accreted dividends”. The total of the two “deemed dividends” is $1,586,150. This relates to application of EITF Topic D-42. The amount of charge is equal to the difference in the value at the time of exchange of the shares of common stock exchanged for the preferred stock minus the value of the shares that the holders of the preferred stock otherwise would have had the right to receive upon conversion of the preferred stock. The charge did not affect the Company’s reported revenue, operating income, net loss, assets, liabilities or stockholders’ equity.

NOTE 8 - Related Party Transactions

The Company had no sales during the quarter ended June 30, 2006.

As of June 30, 2006, the Company advanced certain funds to an affiliated entity. These advances were on a non-interest basis with no fixed terms of repayment, and amounted to $27,083 as of June 30, 2006.

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

NOTE 10 - Common Stock Options

In March 2005, the Company established the Trulite, Inc. Stock Option Plan (the “Plan”). The Plan is administered by the Board of Directors (the “Board”) of the Company or a committee of the Board and provided for the grant of 1,721,665 shares of the Company’s common stock to eligible employees, directors, consultants and advisors as non-qualified stock options or incentive stock options. The Plan was amended in March 2006 and increased the number of shares allowed for grant as options by 1,389,140 shares. The revised number of shares as of June 30, 2006 in the Plan is 3,110,805.

Option exercise price, number of options, duration and time of exercise are as determined by the Board except that incentive stock options are to be granted within ten years from date of adoption of the Plan and incentive stock options must be exercised no later than seven years from date of grant. For the six months ended June 30, 2006, the Company granted incentive stock options to certain employees and officers in January for 5,000 shares of its common stock at an exercise price of $0.88 per share, as adjusted to reflect the five-for-one split of the Company’s common stock. In April the Company granted incentive stock options to certain employees and officers for 124,932, of which 19,932 were forfeited, shares of its common stock at an exercise price of $0.88 a share and in the same month granted 1,050,407 options at an exercise price of $0.88 that vested immediately. In May 2006, the Company granted incentive stock options to members of the Board of Directors for 100,000 shares of common stock at an exercise price of $1.00. All of the options except the 1,050,407 vest over a four year period from date of grant and in accordance with the terms of the Plan all of the options expire in seven years from date of grant. The compensation expense for approximately $75,166 was recorded.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 10 - Common Stock Options (Continued)

Options of 22,232 were forfeited during the quarter ended June 30, 2006. As of June 30, 2006, the Company had options outstanding for 1,724,799 shares, 1,116,471 of which were exercisable at a weighted average exercise price of $0.88 per share.

NOTE 11 - Commitments

Leases

Rent expense during the six months ended June 30, 2006 and 2005, was $12,754 and $4,176, respectively. Rent expense is included in general and administrative expenses in the accompanying statements of operations.

As of June 30, 2006, future rental commitment for a lease expiring in February 2007 was approximately $21,912.

Other

As of June 30, 2006, the Company had employment agreements with certain employees that expire through 2007, under which the total obligations were approximately $408,000.

On June 15, 2006, the Company entered into a consulting agreement for services assigned by the Board of Directors that expires on December 31, 2006.  The consultant will be paid $10,000 a month until the closing of the next round of funding or November 30, 2006, whichever occurs first.  After one of these events, the consulting fees will increase to $16,667 until the end of December 2006.  The consultant will be granted, upon Board approval, an option to purchase 5% of the outstanding shares of the Company’s Stock on the date of grant.  The exercise value will be equal to the fair market value per share on the date the options are granted.

On June 1, 2006, the Company entered into another consulting agreement for product development that expires on December 31, 2006.  The consultant will be paid $9,583 per month for the term of the agreement; the consultant received a one time bonus of $15,000 in June 2006.  The consultant will be eligible for a $15,000 performance bonus payable on or before November 30, 2006 based upon agreed performance goals.  In addition, the consultant will be granted, upon Board approval, 12,000 shares at $0.88 per share, plus another 300,000 shares at fair market value and the consultant will be eligible for a bonus incentive option grant of 40,000 shares payable on or before November 30, 2006 at fair market value.  Subsequently, on August 8, 2006 the Board approved 15,000 shares at $1.00 per share instead of the 12,000 shares at $0.88 per share as stated in the original consulting agreement.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 12 - Net Loss Per Share

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Numerator:
Net loss per statements of operations	$(1,153,183)	$(279,219)	$(1,532,417)	$(456,565)

Increase net loss by:
Accretion of preferred dividends	(10,180)	(23,172)	(39,275)	(32,202)
Deemed dividends	(1,586,150)	-	(1,586,150)	-

Net loss applicable to common stockholders	$(2,749,513)	$(302,391)	$(3,157,842)	$(488,767)

Denominator:
Denominator for basic earnings per share -
weighted average shares outstanding	9,305,011	3,631,500	6,492,215	3,582,967

Effect of potentially dilutive common shares:
Convertible preferred stock	-	-	-	-

Denominator for diluted earnings per share -
Weighted average shares outstanding	9,305,011	3,631,500	6,492,215	3,582,967

Basic loss per share	$(0.12)	$(0.07)	$(0.24)	$(0.13)
Preferred and deemed dividends	(0.18)	(0.01)	(0.25)	(0.01)

Net loss per share attributed to common stockholders:	$(0.30)	$(0.08)	$(0.49)	$(0.14)

Basic and diluted net loss per share for the six months ended June 30, 2006, and June 30, 2005 is the same since the effect of all common stock equivalents is antidilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standard 128, Earnings per Share.

The following securities were not included in the computation of diluted loss per share as its effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
8% Cumulative Convertible, Series A
Preferred Stock	-	828,151	-	640,673

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 13 - Subsequent Events

On July 24, 2006, Thomas Samson, resigned as a director on the Board of Directors (the “Board”) and Chairman of the Trulite Audit Committee.

On August 2, 2006, the Company entered into a separation agreement with an employee that resigned from the Company.

On August 7, 2006, John Sifonis announced his intention to resign, effective August 11, 2006, from his positions as President and Chief Executive Officer of Trulite, Inc. On August 9, 2006, Mr. Sifonis resigned, effective August 11, 2006, from such positions. Mr. Sifonis will continue to serve as a director of the Company.

On August 7, 2006, the Board of Directors of the Company appointed Jonathan Godshall as President and Chief Executive Officer of the Company. The Company entered into an employment agreement with Mr. Godshall, pursuant to which Mr. Godshall will be employed for a one-year term. Under the employment agreement, Mr. Godshall will receive an annual base salary of $120,000, provided, that such salary will increase to $200,000 per year upon the earlier of (1) November 30, 2006 or (2) the completion of a financing round. Mr. Godshall will develop a cash incentive bonus plan by February 7, 2006 and submit such plan to the Board for approval. The employment agreement provides that if Mr. Godshall is terminated without cause or he terminates for good reason (as such terms are defined in the employment agreement), he will be entitled to receive his base salary for six months following such termination and his unexercised stock options will continue to vest for twelve months following such termination. In addition, if the Company does not renew the employment agreement at the end of the one-year term, Mr. Godshall will be entitled to receive his base salary for four months.

On August 7, 2006, the Board granted Mr. Godshall a stock option to acquire 676,626 shares of Company common stock, at an exercise price of $1.00 per share and which vests 25% each year with the first year starting one year after the date of employment as a consultant which was June 15, 2006. The vesting ends on June 15, 2010. The stock option expires on August 7, 2013. In addition, Mr. Godshall’s employment agreement provides that the Board will grant him additional stock options to acquire a number of shares equal to 5% of any new stock issued and any new stock options granted after August 7, 2006, such grant to occur on the earlier of (1) December 31, 2006 and (2) the completion of a financing round. The exercise price of such stock options will be the fair market value on the date of grant, and the vesting terms of such stock options will be the same as described above with respect to Mr. Godshall’s stock option to acquire 676,626 shares. All of such stock options will automatically vest upon a change in control, merger, or buyout of the Company.

In addition, the Company and Mr. Godshall (1) agreed that Mr. Godshall would no longer be compensated under the terms of his consulting agreement with the Company and (2) intend to terminate the consulting agreement.

On August 7, 2006, the Board granted Ken Pearson the following stock options to acquire Company common stock: (1) stock option to acquire 300,000 shares, at an exercise price of $1.00 per share which vests 25% on each of June 13, 2007, June 13, 2008, June 13, 2009, and June 13, 2010 and (2) stock options to acquire 15,000 shares, at an exercise price of $1.00 per share and which were fully vested on the date of grant. The 300,000 shares will expire on August 7, 2013.

On August 7, 2006, the Board approved that fourteen of the former Contango Capital Partners, LP that were issued shares in Trulite in May 2006 may exchange their individual shares of Trulite to a new entity called Standard Renewable Energy Group, LLC (“SREG”). SREG will own approximately 42% of the Company. SREG will assume the lockup agreements signed by Contango Capital Partners, LP.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

NOTE 13 - Subsequent Events (Continued)

On August 9, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of two $125,000 promissory notes. Under the terms of the first promissory note, the Company borrowed $125,000 from Contango Venture Capital Corporation, LLC which beneficially owns approximately 6.1% of the Company’s common stock. Under the terms of the second promissory note, the Company borrowed $125,000 from Standard Renewable Energy Group, LP. Both notes bear interest at a rate of 11.25% until February 8, 2007, at which time the rate will become the prime rate plus 3%. Both notes mature on May 1, 2007 and may be prepaid by the Company at any time without penalty.

On August 1, 2006, Trulite subleased office space from Standard Renewable Energy Group, LLC (SREG), an affiliated company. The monthly rent is $1,905 beginning August 1, 2006 with future rental commitment for a lease expiring in July 2007 of approximately $22,860.

On September 21, 2006, Trulite, Inc. (the “Company”) incurred indebtedness of $250,000 pursuant to the terms of a $250,000 promissory note.  Under the terms of the promissory note, the Company borrowed $250,000 from Standard Renewable Energy Group, LLC (“SREG”).  The note bears interest at a rate of 11.25% until May 21, 2007, at which time the rate will become the prime rate plus 3%.  SREG wholly owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 45% of the Company’s common stock.  The note matures on June 18, 2007, and may be prepaid by the Company at any time without penalty.

On September  21, 2006, 17 holders of the Company’s common stock contributed to NewPoint an aggregate of 5,331,622 shares of the Company’s common stock in exchange for equity securities in SREG.  As a result of such contribution, NewPoint beneficially owns approximately 45.24% of the outstanding shares of the Company’s common stock.  By virtue of the level of equity ownership in Trulite, NewPoint may be deemed to have the power to direct or influence management or the Board of Directors of the Company.  The Company is not aware of any arrangements between NewPoint or any other party with respect to the election of directors or other similar matters.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the periods described.

Business Overview

Trulite, Inc. was incorporated in Delaware on July 15, 2004. Later that month, Trulite purchased all membership interests of Trulite Technology, LC (“Trulite Technology”), a Utah limited liability company, and merged with Trulite Technology, whereby Trulite survived the merger.

In January 2002, members of Trulite Technology submitted a proposal in response to a Small Business Innovation Research (“SBIR”) solicitation from the Defense Threat Reduction Agency (“DTRA”) to research and develop a high energy density hydrogen source to ultimately power nuclear, chemical and biological detection equipment in the field. The intended applications of the hydrogen fuel source were for use by the military as a source of portable power.

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

Work on the project commenced in August 2002, and in January 2003, Trulite Technology built and tested its first dry chemical hydride hydrogen fuel source. In January 2003 Trulite Technology submitted a proposal to the United States Air Force (“USAF”) for a very high energy density hydrogen source for larger fuel cell systems. Trulite Technology received notification from the USAF in May 2003 that it had been selected for another six month, $100,000 Phase 1 SBIR award. All patent, software and other technical rights in any products are retained by Trulite.

In January 2004, Trulite Technology received an order from Jadoo Power Systems for two prototype chemical hydride cartridges. These were shipped in March 2004. Trulite Technology also received an order from the Naval Research Laboratory for four larger cartridges. These were shipped in July 2004. In October 2003, Trulite had been introduced to William Jackson Berger (a.k.a. “John Berger”) of Contango Capital Partners, LP (“CCP”) through Jadoo Power Systems. CCP became interested in Trulite Technology’s hydrogen source technology, and Trulite Technology concluded its first round of private funding with CCP in July 2004. Also in July 2004, Trulite Technology merged with, and transferred all if its interests to, the Company, a newly-formed Delaware corporation.

In February 2005, the Company entered into a strategic relationship with Synexus Energy, Inc., ("Synexus") a supplier of fuel cell stack and control technology. Synexus, a research and development company was working on a product that can be used in conjunction with Trulite's HydroCell and was primarily funded by CCP. Synexus ceased doing business in June 2006. Receivables or payables between the two companies were settled in July 2006.

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

In August, 2005, the Company demonstrated its first, complete, commercially packaged, integrated, hydrogen fuel cell power system. In September 2005, the Company introduced its Kitty Hawk system. The product consists of three technologies: one that generates hydrogen gas from powdered chemical compounds (the HydroCell); one that transforms the hydrogen gas into electricity (the fuel cell stack) and, one that controls the flow of hydrogen for the actual generation of electricity (the control technology). The Company believes the Kitty Hawk is the least expensive energy source on the market capable for producing 25 Watts of power for several hours (as an example, 25 Watts of power is sufficient to power a DVD player for several hours while concurrently charging a cell phone).

In November 2005, the Company received its first orders for twenty-five Kitty Hawk systems. The units were manufactured in its Utah product development facility and were delivered to a selected target audience in February and March, 2006. Also in November 2005, the Company received a $25,000 contract from Protonex to develop three high energy density prototype HydroCells.

Trulite has developed the next generation of the Kitty Hawk (the KH-3X), which has a number of enhancements: improved physical design; noise reduction; faster start up cycle (several seconds versus 2 to 3 minutes); fuel level gauge to indicate the level of energy remaining in the cartridge; an attached carrying handle; a status display screen indicating the power output of the unit; interior technical modifications to eliminate hose pinching; and increased power output to 30 watts of power. Each of these enhancements required several steps including designing and building the enhancement; testing the enhancement to ensure it performs as specified; incorporating and testing the enhancement in the Kitty Hawk unit; and testing the Kitty Hawk unit in a customer environment.

Trulite is also developing the Kitty Hawk 4. The product will be designed to have a power output over three times great than the KH-3X. Product enhancements to the Kitty Hawk 4 will include: reducing the overhead required to run the Kitty Hawk 4 power system; increased ruggedness; and enhanced ergonomics and physical design. Each of these enhancements will also require going through the proving process set forth above prior to commercial availability.

The design of the Kitty Hawk 4 system is anticipated to commence in September 2006 and is anticipated to be completed by the third quarter of 2007. The Kitty Hawk 4 system is anticipated to be available for field testing by the end of the second quarter of 2007. Field testing is anticipated to take eight to ten weeks. Upon completion of field testing of the Kitty Hawk 4 system, expected to be by the end of the third quarter of 2007, we anticipate units will be available for sale and delivery into selected commercial and consumer markets.

The primary drivers for future earnings growth will be developing, manufacturing and selling a commercially viable product. Trulite believes its integrated Kitty Hawk units powered by Trulite’s HydroCell technology provides consumers with a superior alternative energy product. As compared to conventional battery technologies, the HydroCell does not lose the ability to generate electricity even when put in storage for long periods of time (up to three years). By comparison, conventional lithium-ion batteries will lose their ability to generate energy if they are not used before their expiration date. Trulite believes it has the ability to bring this power to numerous kinds of portable electronic devices through its Kitty Hawk power system. The primary markets we currently seek to enter for Trulite’s products are the pipeline and well head market for remote sensing and monitoring of operating conditions in oil and gas fields, the high end recreational camping market, and the back-up power generation market for home and commercial applications. The opportunity in the pipeline market resulted from estimating the number of oil and gas wells in the United States (the data was obtained from available public information from companies such as Shell, ChevronTexaco and British Petroleum), estimating the existing operating and maintenance costs to service and repair these wells, assuming a 20% adoption rate over the next five years for companies implementing a Trulite Kitty Hawk solution and calculating the cost differential between existing operating costs and Trulite’s Kitty Hawk solution. Trulite intends to seek out oil field service companies, trying to identify the most viable operators and influence both large and small energy companies, as well as other providers to the oil and gas industry, to adopt the Kitty Hawk integrated power system as an alternative power source. As currently envisioned, the manufacture and distribution of the Kitty Hawk power system to alliance partners will occur from the Company’s manufacturing facilities, which will most likely be located in Houston, Texas.

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

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2006 and 2005.

RESULTS OF OPERATIONS

Three months and six months Ended June 30, 2006 vs. three months and six months ended June 30, 2005

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$-	$-	$8,333	$-

COST OF SALES	-	-	5,912	-

GROSS MARGIN	-	-	2,421	-

OPERATING EXPENSES
Research and development	276,442	124,284	424,988	199,199
Depreciation	2,721	1,460	5,441	2,351
General and administrative	876,755	153,937	1,107,556	255,477
TOTAL OPERATING EXPENSES	1,155,918	279,681	1,537,985	457,027

LOSS FROM OPERATIONS	(1,155,918)	(279,681)	(1,535,564)	(457,027)

OTHER INCOME (EXPENSE)
Interest expense	-	(345)	(59)	(345)
Interest income	2,735	807	3,206	807
Other	-	-	-	-
TOTAL OTHER INCOME	2,735	462	3,147	462

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,153,183)	(279,219)	(1,532,417)	(456,565)

INCOME TAXES	-	-	-	-

NET LOSS	(1,153,183)	(279,219)	(1,532,417)	(456,565)

Preferred dividends	(10,180)	(23,172)	(39,275)	(32,202)
Deemed dividends on exchange of common stock for preferred stock	(1,586,150)	-	(1,586,150)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS’	$(2,749,513)	$(302,391)	$(3,157,842)	$ (488,767)

NET LOSS PER COMMON SHARE
Basic	$(0.12)	$(0.07)	$(0.22)	$(0.13)
Preferred and deemed dividends	(0.18)	(0.01)	(0.23)	(0.01)
Attributable to common shareholders	$(0.30)	$(0.08)	$(0.45)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES:
Basic	9,305,011	3,631,500	6,942,215	3,582,967

Diluted	9,305,011	3,631,500	6,942,215	3,582,967

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005

Revenues

The Company did not have any revenue for the three month period ended June 30, 2006 and June 30, 2005.

For the six months ended June 30, 2006, revenues totaled $8,333 versus zero for the same period ended June 30, 2005.

Gross margin

The Company did not have any gross margin for the three month period ended June 30, 2006 and June 30, 2005.

For the six months ended June 30, 2006, gross margin was $2,421 compared to zero for the same six month period in 2005.

Operating expenses

For the three months ended June 30, 2006, as compared to 2005, operating expenses increased by $876,237. Operating expenses were $1,155,918 for the three month period ended June 30, 2006 as compared to $279,681 for the period ending June 30, 2005. Research and development expenses increased to $276,442 for the three month period ended June 30, 2006, as compared to $124,284 for the corresponding prior year period. This increase was due to development and production of demonstration units in 2006, as compared to 2005 when no demonstration units were produced. Depreciation expense increased $1,261 for the three months ended June 30, 2006, compared to the corresponding prior year period. This increase was due to additions of equipment purchased for research and development. General and administrative costs increased to $876,755 for the three months ended June 30, 2006, as compared to $153,937 for the corresponding prior period in 2005, primarily due to higher personnel related costs as well as increase legal and accounting fees resulting from the level of effort to register the Company’s securities.

Operating expenses were $1,537,985 for the six months ended June 30, 2006. This compares to operating expenses of $457,027 for the six months ended June 30, 2005. Research and development expenses increased to $424,988 for the six months ended June 30, 2006, compared to $199,199 for the six months ended June 30, 2005. The Company increased its research and development expenditures during 2006 and produced its first demonstration units. Depreciation expense increased $3,090 for the six month period ended June 30, 2006, as compared to the six month period ended June 30, 2005. General and administrative costs increased to $1,107,556 for the six months ended June 30, 2006, as compared to $255,477 for the corresponding prior period in 2005, primarily due to higher personnel related costs as well as increase legal and accounting fees resulting from the level of effort to register the Company’s securities.

Loss from Operations

Operating losses were $1,155,918 for the three months ended June 30, 2006, as compared to operating losses of $279,681 for the three months ended June 30, 2005, were primarily due to the increases in operating expenses noted above.

Operating losses for the six months ended June 30, 2006 were $1,535,564, as compared to an operating loss of $457,027 during the six months ended June 30, 2005, primarily due to the increases in operating expenses noted above.

Other Income

Other income, consisting primarily of interest income, for the three months ended June 30, 2006, totaled $2,735, an increase over the $462 of other income for the three months ended June 30, 2005, primarily due to higher average cash balances.

For the six months ended June 30, 2006, other income was $3,147 compared to $462 for the six month period ended June 30, 2005, primarily due to having higher average cash balances.

Net Loss

Net loss for the three months ended June 30, 2006 was $1,153,183 as compared to $279,219 for the three months ended June 30, 2005. The increase was due to increased operating expenses.

For the six months ended June 30, 2006, the net loss was $1,532,417 as compared to $456,565 for the six months ended June 30, 2005. The increased loss was due to increased operating expenses.

Historical Sources of Cash

During the period from inception (July 15, 2004) through December 31, 2004, the Company financed its operations principally through the sale of an aggregate of $300,000 of preferred stock. The Company, for the year ended December 31, 2005, financed its operations through the sale of an aggregate of $950,000 of preferred stock, along with sale of three Kitty Hawk units. The Company conducted a private placement in April 2006, raising $1,000,000 through the sale of 1,000,000 shares of Common Stock and warrants.

Cash position and sources and uses of cash

Our cash position at June 30, 2006, was $337,626 as compared to $235,982 at December 31, 2005.

Our operating activities for the six months ended June 30, 2006, used cash in the amount of $886,942, as compared to the six months ended June 30, 2005 of $449,154. Cash used in operating activities for the six month period ending June 30, 2006 and June 30, 2005 reflected a net loss of $1,532,417 and $456,565 respectively. The Company had $11,414 and $15,459 of cash outflows used in investing activities for the purchase of property and equipment for the six months ended June 30, 2006 and 2005 respectively. The Company had cash inflows from financing activities of $1,000,000 during 2006 from the issuance of common stock and warrants and $950,000 during 2005 from issuances of preferred stock.

Capital Resources Going Forward

The Company had $337,626 in cash and cash equivalents at June 30, 2006. Our intended plan of operations for the twelve month period beginning July 1, 2006, is to manufacture, sell and distribute limited quantities of our product and to continue to develop our products. In the past, the Company primarily used funds derived from the private placement of its securities to fund its operations.

Cash on hand as of June 30, 2006, and cash generated by operations in conjunction with our working capital, will not be sufficient to continue our business for the next twelve months. We continually review our overall capital and funding needs, taking into account current business needs, as well as the Company’s future goals and requirements. Based on our business strategy, we believe we will need to increase our available capital through the sale of additional securities.

On August 9, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of two promissory notes. Under the terms of the first promissory note, the Company borrowed $125,000 from Contango Venture Capital Corporation, which beneficially owns approximately 6.1% of the Company’s common stock. Under the terms of the second promissory note, the Company borrowed $125,000 from Standard Renewable Energy Group, LP, a wholly owned subsidiary of SREG.  Both notes bear interest at a rate of 11.25% until February 8, 2007, at which time the rate will become prime plus 3%. Both notes mature on May 1, 2007 and may be prepaid by the Company at any time without penalty.

On September 21, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of a promissory note. Under the terms of the promissory note, the Company borrowed $250,000 from Standard Renewable Energy Group, LLC. The note bears interest at a rate of 11.25% until May 21, 2007 at which time the rate will become prime plus 3%. The note matures June 18, 2007 and may be prepaid at any time without penalty.

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

Impairment of Long Lived Assets

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

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

Dated: October 5, 2006	Trulite, Inc.

	By:	/s/ Jonathan Godshall
Jonathan Godshall
President