Form 10QSB/A
period 2006-06-30
TRULITE INC
filed 2006-12-22
CIK 1346861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-51696

Trulite, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-1372858
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Three Riverway
Suite 1050
Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (713) 888-0660

Copies to:
James Ryan, III, Esq.
Jackson Walker
901 Main St. Ste. 6000
Dallas,TX 75702
Tel: (214) 953-6000
Fax: (214) 953-5822

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,785,491 shares of Common Stock, par value $.0001 per share, outstanding as of December 22, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

TRULITE, INC.

INDEX to Form 10-QSB/A

Amendment No. 1 Explanatory Note

PART I- FINANCIAL INFORMATION

Note Regarding Forward-looking Statements

This Form 10-QSB/A for the quarter ended June 30, 2006, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the research and development industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	Our ability to raise capital;

•	Our ability to sell our products;

•	Our ability to retain and attract experienced and knowledgeable personnel; and

•	Our ability to compete in the alternative energy industry.

In addition, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-QSB/A. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-QSB/A may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Amendment No. 1 Explanatory Note

The purpose of this Amendment No. 1 (“Amendment”) to the Trulite, Inc. Quarterly Report on Form 10-QSB for the period ended June 30, 2006, is to make a correction to the valuation of the Company’s common stock for the purposes of accounting for stock-based compensation issued in conformity with Statement of Financial Accounting Standards No. 123R “Stock Based Compensation” as well as the cost attributable to the fair value of consulting services rendered for which the company issued common shares and warrants. The Company also made certain other insignificant changes to the format and content of the original Form 10-QSB. The impact of the above noted valuation modifications were to increase non-cash compensation and consulting expense in 2006 by $366,546. This increase is reflected in the accompanying restated balance sheets, statements of operations, statement of stockholders’ equity and statement of cash flows and accompanying notes to the financial statements

This Form 10-QSB/A contains changes to Part I - Item 1 and Item 2 to reflect this restatement. There are no other significant changes to the original filing other than those outlined above. Forward looking statements made in the original Form 10-QSB have not been revised to reflect events that occurred or facts that became known to us after the filing of the original Form 10-QSB, and such forward looking statements should be read in their historical context.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trulite, Inc. (a Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2006	2005
	Unaudited	Audited
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$337,626	$235,982
Due from affiliate	27,083	23,773
Accounts receivable (net of allowance for doubtful accounts of $0
as of June 30, 2006 and December 31, 2005)	-	16,667
Patent application fees	19,843	19,843
Advances to employees	10,000	-
Prepaid expenses and other current assets	26,501	7,844
Total current assets	421,053	304,109
Property and equipment, net	39,011	33,038
Total assets	$460,064	$337,147

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$187,759	$44,821
Total current liabilities	187,759	44,821

Commitments and contingencies

Stockholders' equity:
8% Cumulative Convertible, Series A Preferred Stock;
$0.0001 par value, 1,500,000 shares authorized, 0 and 1,454,725 shares issued and outstanding as of June 30, 2006 and
December 31, 2005, respectively. Liquidation value of $1.00
per share plus preferred dividend per share of $0.0623 and an
aggregate liquidation of $1,545,354 as of December 31, 2005	-	90,843
Common Stock; $0.0001 par value, 20,000,000 shares authorized,
11,785,491 and 3,631,500 shares issued and outstanding as of
June 30, 2006 and December 31, 2005, respectively	1,178	363
Additional paid-in-capital	9,458,056	1,905,094
Deficit accumulated during the development stage	(9,186,929)	(1,703,974)
Total stockholders' equity	272,305	292,326
Total liabilities and stockholders' equity	$460,064	$337,147

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Operations
(Unaudited)

					Period From
					Inception
	Three Months Ended June 30,		Six Months Ended June 30,		(July 15, 2004) Through
	2006	2005	2006	2005	June 30, 2006
	Restated		Restated		Restated
Sales	$-	$-	$8,333	$-	$26,750
Cost of sales	-	-	5,912	-	18,778
GROSS PROFIT	-	-	2,421	-	7,972
Operating expenses:
Research and development	276,442	124,284	424,988	199,199	1,549,055
Depreciation	2,721	1,460	5,441	2,351	13,404
General and administrative	1,243,301	153,937	1,474,102	255,477	2,051,852
LOSS FROM OPERATIONS	(1,522,464)	(279,681)	(1,902,110)	(457,027)	(3,606,339)
Other income (expense):
Interest expense	-	(345)	(59)	(345)	(722)
Interest income	2,735	807	3,206	807	8,535
Other	-	-	-	-	(4,411)
LOSS BEFORE INCOME TAXES	(1,519,729)	(279,219)	(1,898,963)	(456,565)	(3,602,937)
Income taxes	-	-	-	-	-
NET LOSS	(1,519,729)	(279,219)	(1,898,963)	(456,565)	$(3,602,937)
Preferred dividends	(10,180)	(23,172)	(39,275)	(32,202)
Deemed dividend on conversion of
preferred stock to common stock	(1,586,150)	-	(1,586,150)	-

NET LOSS ATTRIBUTABLE TO
COMMON STOCK	$(3,116,059)	$(302,391)	$(3,524,388)	$(488,767)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.16)	$(0.08)	$(0.29)	$(0.13)
Preferred and deemed dividends	$(0.17)	$(0.01)	$(0.25)	$(0.01)
Attributable to common stock	$(0.34)	$(0.08)	$(0.55)	$(0.14)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	9,236,879	3,631,500	6,449,674	3,582,967
Diluted	9,236,879	3,631,500	6,449,674	3,582,967

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period From
			Inception
			(July 15, 2004)
	Six Months Ended June 30,		Through
	2006	2005	June 30, 2006
	Restated		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,898,963)	$(456,565)	$(3,602,937)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	5,441	2,351	13,404
Common stock issued for consulting services	285,000	-	285,000
Common stock issued for management fees	-	65,070	133,840
Stock-based compensation expense	431,787	-	431,787
Warrants issued for consulting services	162,155	-	162,155
Write-off of research and development expenses	-	-	606,798
Changes in operating assets and liabilities:
Due from affiliate	(3,310)	(73,375)	(27,083)
Accounts receivable	16,667	-	-
Patent application fees	-	-	(19,843)
Advances to employees	(10,000)	-	(10,000)
Prepaid expenses and other current assets	(18,657)	4,516	(20,036)
Grants receivable	-	-	850
Accounts payable and accrued expenses	142,938	8,849	179,650
Net cash used in operating activities	(886,942)	(449,154)	(1,866,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,414)	(15,459)	(45,959)
Net cash used in investing activities	(11,414)	(15,459)	(45,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,000,000	-	1,000,000
Issuance of preferred stock	-	950,000	1,250,000
Net cash provided by financing activities	1,000,000	950,000	2,250,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	101,644	485,387	337,626
CASH AND CASH EQUIVALENTS, beginning of period	235,982	126,465	-
CASH AND CASH EQUIVALENTS, end of period	$337,626	$611,852	$337,626

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for consulting services	$285,000	$-	$285,000
Common stock issued for management fees	$-	$65,070	$133,840
Warrants issued for consulting services	$162,155	$-	$162,155
Common stock options issued for compensation	$431,787	$-	$431,787
Preferred stock issued for acquisition	$-	$-	$20,000
Common stock issued for acquisition	$-	$-	$592,460

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' Equity
For the Periods From Inception (July 15, 2004) Through June 30, 2006
(Unaudited)
Restated

	8% Cumulative
	Convertible Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Cash issuances:
July 28, 2004; issuance of preferred stock at $1.00 per share	100,000	$10	-	$-	$99,990	$-	$100,000
November 5, 2004; issuance of preferred stock at $1.00 per share	190,000	19	-	-	189,981	-	190,000
November 12, 2004; issuance of preferred stock at $1.00 per share	10,000	1	-	-	9,999	-	10,000

Non-cash issuances:
July 22, 2004; preferred stock issued in the acquisition
of Trulite Technology, LC based on fair value of stock issued
of $1.00 per share	20,000	2	-	-	19,998	-	20,000
July 22, 2004; common stock issued in the acquisition
of Trulite Technology, LC based on fair value of stock issued
of $0.20 per share (post April 2005 split)	-	-	2,962,300	296	592,164	-	592,460
July 28, 2004; common stock issued for management services
based on fair value of stock issued of $0.20 per share
(post April 2005 split)	-	-	343,850	34	68,736	-	68,770
Accretion of dividends	-	6,624	-	-	(6,624)	-	-
Net loss	-	-	-	-	-	(878,022)	(878,022)
Balance, December 31, 2004	320,000	6,656	3,306,150	330	974,244	(878,022)	103,208

Cash issuances:
February 1, 2005; issuance of preferred stock, at $1.00 per share	200,000	20	-	-	199,980	-	200,000
June 1, 2005; issuance of preferred stock at $0.80 per share	934,725	93	-	-	749,907	-	750,000

Non-cash issuances:
January 28, 2005; common stock issued for management services
based on fair value of stock issued of $0.20 per share (post April 2005 split)	-	-	325,350	33	65,037	-	65,070
Accretion of dividends	-	84,074	-	-	(84,074)	-	-
Net loss	-	-	-	-	-	(825,952)	(825,952)
Balance, December 31, 2005	1,454,725	90,843	3,631,500	363	1,905,094	(1,703,974)	292,326

Cash issuances:
April 13, 2006; issuance of common stock	-	-	1,000,000	100	999,900	-	1,000,000

Non-cash issuances:
April 26, 2006; common stock issued for consulting services
based on fair value of stock issued of $0.95 per share	-	-	300,000	30	284,970	-	285,000
April 26, 2006; warrants to purchase common stock issued
for consulting services based on fair value of warrant issued	-	-	-	-	162,155	-	162,155
Accretion of dividends	-	39,275	-	-	(39,275)	-	-
May 2, 2006; accretion of preferred stock for deemed
dividend on conversion of accrued dividends to common stock	-	161,388	-	-	(161,388)	-	-
May 2, 2006; accretion of preferred stock for deemed dividend
on conversion to common stock	-	1,424,762	-	-	(978,493)	(446,269)	-
May 2, 2006; conversion of preferred stock to common stock	(1,454,725)	(1,716,268)	6,853,991	685	6,853,306	(5,137,723)	-
Stock-based compensation	-	-	-	-	431,787	-	431,787
Net loss	-	-	-	-	-	(1,898,963)	(1,898,963)
Balance, June 30, 2006	-	$-	11,785,491	$1,178	$9,458,056	$(9,186,929)	$272,305

The accompanying notes are an integral part of these financial statements

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

NOTE 1 - Basis of Presentation and Restatement

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments , including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. As permitted under those requirements, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of American have been condensed or omitted. As used herein, the terms “Trulite,” “the Company,” “we,” “our” and “us” refer to Trulite, Inc.

For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2006.

The Company from inception (July 15, 2004) through June 30, 2006, did not have significant revenues. The Company has no significant operating history as of June 30, 2006. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception (July 15, 2004) through June 30, 2006, management has raised additional equity and debt financing to fund operations and to provide additional working capital. However, there is no assurance that future such financing will be in amounts sufficient to meet the Company’s needs.

All references to issued and outstanding shares, weighted average shares, and per share amounts in the accompanying unaudited financial statements have been retroactively adjusted to reflect our five-for-one stock split that occurred in April 2005.

New Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on the Company’s financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise have to be bifurcated from its host contract in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of SFAS No. 155 will not have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Serving of Financial Assets an Amendment to FASB Statement No. 140. Once effective, SFAS No. 156 will require entities to recognize a servicing asset or liability each time they undertake an obligation to service a financial asset by entering into a serving contract in certain situations. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits a choice of either the amortization or fair value measurement method for subsequent measurements. The effective date of this statement is for annual periods beginning after September 15, 2006, with earlier adoption permitted as the beginning of an entity’s fiscal year provided the entity has not issued any financial statements for that year. The Company does not believe that this pronouncement will have a material impact on its financial statements.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the interpretation on its future results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The standard requires companies to recognize the funded status (plan obligations less the fair value of plan assets) of pension and other postretirement benefit plans on their balance sheets, effective for fiscal years ending after December 15, 2006. The statement will also require fiscal year-end measurements of plan assets and benefit obligations, effective for fiscal years ending after December 15, 2008. SFAS No. 158 will have no effect on the Company’s financial statements, as the Company does not maintain defined benefit pension or other postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB No. 108 is effective for any report for an interim period of the first fiscal year ending after November 16, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on its financial statements.

Restatement of Financial Statements

The purpose of this Amendment to the Trulite, Inc. Quarterly Report on Form 10-QSB for the period ended June 30, 2006, is to make a correction to the valuation of the Company’s common stock for the purposes of accounting for stock-based compensation issued in conformity with Statement of Financial Accounting Standards No. 123R “Stock Based Compensation” as well as the cost attributable to the fair value of consulting services rendered for which the company issued common shares and warrants. The Company also made certain other insignificant changes to the format and content of the original Form 10-QSB. The impact of the above noted valuation modifications was to increase non-cash compensation and consulting expense in 2006 by $366,546. This increase is reflected in the accompanying restated balance sheets, statements of operations, statement of stockholders’ equity and statement of cash flows and accompanying notes to the financial statements. The impact to each of the above is recapped below:

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

Balance Sheet as of June 30, 2006:

	Reported	Restated
Additional paid-in-capital	$9,091,510	$9,458,056
Deficit accumulated during the development stage	(8,820,383)	(9,186,929)
Total Stockholders' Equity	272,305	272,305

Statements of Operations:

	Three months ended June 30, 2006		Six months ended June 30, 2006
	Reported	Restated	Reported	Restated
General and administrative expenses	$876,755	$1,243,301	$1,107,556	$1,474,102
Loss from operations	(1,155,918)	(1,522,464)	(1,535,564)	(1,902,110)
Loss before income taxes	(1,153,183)	(1,519,729)	(1,532,417)	(1,898,963)
Net loss	(1,153,183)	(1,519,729)	(1,532,417)	(1,898,963)
Net loss attributable to common stock	(2,749,513)	(3,116,059)	(3,157,842)	(3,524,388)

Net loss per common share:
Basic and diluted	(0.12)	(0.16)	(0.24)	(0.29)
Attributable to common stock	(0.30)	(0.34)	(0.49)	(0.55)

Statements of Operations - Cumulative Amount From Inception (July 15, 2004) through June 30, 2006:

	Reported	Restated
General and administrative expenses	$1,685,306	$2,051,852
Loss from operations	(3,239,793)	(3,606,339)
Loss before income taxes	(3,236,391)	(3,602,937)
Net loss	(3,236,391)	(3,602,937)

NOTE 2 - Stock-Based Compensation

The Company has granted options to purchase common stock to employees, consultants and outside directors under the Trulite, Inc. Stock Option Plan, as amended and restated (the “Plan”). A total of 3,110,805 shares are reserved for issuance, and as of June 30, 2006, 1,405,938 shares remained available for grant, under the Plan. Prior to January 1, 2006, the Company accounted for grants of options using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations, and applied SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, for disclosure purposes only. Under APB No. 25, stock-based compensation cost related to stock options was not recognized in net income (loss) since the options granted under those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of grant.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

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

For the three and six months ended June 30, 2006, the total stock-based compensation expense recognized in our net loss was $431,787. Basic and diluted loss per common share were therefore $0.05 and $0.07 greater, for the three and six months ended June 30, 2006, respectively, than if the Company had continued to account for the stock-based compensation under APB 25.

The total unrecognized compensation cost at June 30, 2006, relating to non-vested share-based compensation arrangements granted under the Plan, was $137,992. That cost is expected to be recognized over 3.8 years, with a weighted average period of 3.6 years.

During the first six months of 2006, the Company granted options to purchase 1,280,339 shares of common stock under the Plan. With respect to 1,180,339 of these shares, the exercise price is $0.88 per common share, whereas the fair value of a share of common stock on the date of grant was $0.95. With respect to options to purchase 100,000 shares of common stock, the exercise price is $1.00 per common share. 1,050,407 were vested immediately, whereas the remaining 229,932 options vest over four years and have varying contractual lives ranging from four to seven years. For the six months ended June 30, 2005, the Company granted 347,120 options to purchase shares of common stock with an exercise price of $0.88, whereas the fair value of a share of common stock on the date of grant was $0.18. All of these options vest over four years and have a seven year contractual life. The weighted average assumptions for the periods indicated are noted in the following table:

	Six months ended June 30,
	2006	2005
Risk free rate	4.86%	4.10%
Expected life (in years)	2.49 years	4.75 years
Expected volatility	69%	86%
Expected dividends	$-	$-
Fair value	$0.44	$0.07

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

The Company estimates the fair value of stock options under SFAS No. 123R at the date of grant using a Black-Scholes-Merton valuation model, which is consistent with the valuation technique previously utilized to value options for the footnote disclosures required under SFAS No. 123. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of options granted in 2006 is based on the “simplified” method of estimating expected term for “plain vanilla” options allowed by SEC Staff Accounting Bulletin No. 107, and varies based on the vesting period and contractual term of the option. Expected volatility for options granted in 2006 is based on an evaluation of similar companies’ trading activity. The Company has not issued any cash dividends on its common stock.

The following summary presents information regarding outstanding options as of June 30, 2006, and the changes during the six months then ended:

	Shares	Weighted Average	Weighted Average	Aggregate
	Under	Exercise Price	Remaining	Intrinsic
	Options	Per Share	Contractual Term	Value
Outstanding at January 1, 2006	466,692	$0.88
Granted	1,280,339	$0.89
Exercised	-	$-
Forfeited	(42,164)	$0.88
Outstanding at June 30, 2006	1,704,867	$0.89	4.7 years	$112,341
Vested or expected to vest at June 30, 2006	1,639,421	$0.89		$108,459
Exercisable at June 30, 2006	1,111,471	$0.88	3.9 years	$77,803

No options were exercised during the six months ended June 30, 2006 and 2005.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

The following table provides the pro forma net loss attributable to common stock and net loss per common share had the Company applied the fair value method of SFAS No. 123 for the three and six month periods ended June 30, 2005. The pro forma effects for the periods presented are not necessarily indicative of the pro forma effects in future years:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss attributable to common stock, as reported	$(302,391)	$(488,767)
Add: Stock-based employee compensation expense
included in reported net loss	-	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method	(980)	(980)
Pro Forma net loss attributable to common stock	$(303,371)	$(489,747)

Loss per share
Basic - as reported	$(0.08)	$(0.14)
Basic - pro forma	$(0.08)	$(0.14)

Loss per share
Diluted - as reported	$(0.08)	$(0.14)
Diluted - pro forma	$(0.08)	$(0.14)

NOTE 3 - Property and Equipment

Property and Equipment consists of the following:

	June 30,	December 31,
	2006	2005
Office equipment	$38,774	$27,360
Manufacturing equipment	9,491	9,491
Test equipment	4,150	4,150
Total fixed assets	52,415	41,001
Accumulated depreciation	(13,404)	(7,963)
Property and equipment, net	$39,011	$33,038

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

NOTE 4 - Accounts Payable and Accrued liabilities

	June 30,	December 31,
	2006	2005
Accounts payable	$115,943	$24,531
Accrued payroll	71,816	20,290
	$187,759	$44,821

NOTE 5 - Income taxes

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at June 30, 2006 and December 31, 2005.

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

NOTE 7 - Series A Preferred Stock

In May 2006, all of the Company’s 8% Cumulative Convertible Series A Preferred Stock was converted into the Company’s common stock.

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

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

On May 2, 2006, 1,454,725 shares of Series A Preferred Stock were converted to 6,562,630 shares of common stock. In addition, the cumulative accreted dividends of $129,973 were converted to 291,361 shares of common.

Upon the conversion of the Series A Preferred Stock, the Company recorded a non-cash charge of $1,424,762 to reflect the deemed dividend on conversion. In addition, the Company recorded a non-cash charge of $161,388 to reflect the deemed dividend on conversion of accreted dividends. The total of the two “deemed dividends” was $1,586,150. This relates to application of EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The amount of charge is equal to the difference in the value at the time of exchange of the shares of common stock exchanged for the preferred stock minus the value of the shares that the holders of the preferred stock otherwise would have had the right to receive upon conversion of the preferred stock. The charge did not affect the Company’s reported revenue, operating income, net loss, assets, liabilities or stockholders’ equity.

NOTE 8 - Related Party Transactions

As of June 30, 2006, the Company advanced certain funds to an affiliated entity. These advances were on a non-interest basis with no fixed terms of repayment, and amounted to $27,083 as of June 30, 2006.

NOTE 9 - Stockholders’ Equity

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

Warrants:

The Company raised additional equity of $1,000,000 during April 2006 through the issuance of common stock for cash consideration of $1.00 per share. These issuances of common stock also included one year warrants to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share that shall expire on April 13, 2007. The value of the warrants is included in additional paid in capital.

In April 2006, the Company had entered into two consulting agreements for investment banking services, under which the Company is required to issue 300,000 shares of restricted common stock and 400,000 five-year warrants to purchase the Company’s common stock at $3.00 per share. One of the agreements terminates on April 25, 2008 and the second terminates on June 30, 2008. The fair value of the warrants, utilizing the Black-Scholes method and assuming a risk-free interest rate of 4.97%, expected volatility of 77%, expected life of 5 years and no dividend yield, resulted in a fair value of $162,155, which was recorded as a component of general and administrative expense in the second quarter of 2006.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

NOTE 10 - Commitments

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

On June 15, 2006, the Company entered into a consulting agreement with Mr. Jonathan Godshall for services assigned by the Board of Directors that expires on December 31, 2006.  Mr. Godshall will be paid $10,000 a month until the closing of the next round of funding or November 30, 2006, whichever occurs first.  After one of these events, Mr. Godshall’s fees increase to $16,667 until the end of December 2006.  Mr. Godshall will be granted, upon Board approval, an option to purchase 5% of the outstanding shares of the Company’s common stock on the date of grant.  The exercise value will be equal to the fair market value per share on the date the options are granted. See Note 12.

On June 1, 2006, the Company entered into a consulting agreement for product development that expires on December 31, 2006, with Mr. Ken Pearson.  Mr. Pearson will be paid $9,583 per month for the term of the agreement and received a one time bonus of $15,000 in June 2006.   In addition, Mr. Pearson was also granted options to purchase 315,000 common shares at $1.00 per share. In December 2006, Mr. Pearson was also awarded a $15,000 performance bonus and an option to purchase an additional 40,000 common shares.  The agreement provides that if Mr. Pearson is terminated without cause or he terminates for good reason (as such terms are defined in the consulting agreement) he will be entitled to receive his base salary for six months following such termination and his unexercised stock options will continue to vest for twelve months following such termination. See Note 12.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

NOTE 11 - Net Loss Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(1,519,729)	$(279,219)	$(1,898,963)	$(456,565)
Increases to Net Loss:
Preferred dividends	(10,180)	(23,172)	(39,275)	(32,202)
Deemed dividend on conversion
of preferred stock to common stock	(1,586,150)	-	(1,586,150)	-
Net loss attributable to common stock	$(3,116,059)	$(302,391)	$(3,524,388)	$(488,767)
Denominator
Basic earnings per share - weighted average
common shares outstanding	9,236,879	3,631,500	6,449,674	3,582,967
Weighted-average dilutive effect of stock-based
awards and common stock issuable upon conversion
of preferred stock, net of assumed repurchase of
treasury stock	-	-	-	-
Fully-diluted earnings per share - weighted
average common shares outstanding	9,236,879	3,631,500	6,449,674	3,582,967
Net loss per common share
Basic and diluted	$(0.16)	$(0.08)	$(0.29)	$(0.13)
Preferred and deemed dividends	(0.17)	(0.01)	(0.25)	(0.01)
Attributable to common stock	$(0.34)	$(0.08)	$(0.55)	$(0.14)

Basic and diluted net loss per share for the six months ended June 30, 2006, and June 30, 2005 is the same since the effect of all common stock equivalents are antidilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The sum of the basic and diluted net loss per common share and preferred and deemed dividends per common share do not equal the total net loss attributable to common stock due to rounding.

The following weighted average securities are not included in the computation of diluted loss per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Common stock options	1,647,154	295,574	1,072,498	148,603
Common stock warrants	1,125,275	-	565,746	-
8% cumulative convertible
series A preferred stock	511,552	817,879	980,533	634,403

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

NOTE 12 - Subsequent Events

On July 24, 2006, Thomas Samson, resigned as a director on the Board of Directors (the “Board”) and Chairman of the Trulite Audit Committee.

On August 1, 2006, Trulite subleased office space from Standard Renewable Energy Group, LLC, an affiliated company. The monthly rent is $1,905 beginning August 1, 2006 with future rental commitments for a lease expiring in July 2007 of approximately $22,860.

On August 7, 2006, John Sifonis announced his intention to resign, effective August 11, 2006, from his positions as President and Chief Executive Officer of Trulite, Inc. On August 9, 2006, Mr. Sifonis resigned, effective August 11, 2006, from such positions. Mr. Sifonis will continue to serve as a director of the Company.

On August 7, 2006, the Board of Directors of the Company appointed Mr. Jonathan Godshall as President and Chief Executive Officer of the Company. In connection with entering into a one-year employment agreement with Mr. Godshall, the Company terminated the consulting agreement entered into with Mr. Godshall on June 15, 2006 (see Note 10). Under the employment agreement, Mr. Godshall will receive an annual base salary of $120,000, provided that such salary will increase to $200,000 per year upon the earlier of (1) November 30, 2006 or (2) the completion of a financing round. Mr. Godshall will develop a cash incentive bonus plan by February 7, 2007 and submit such plan to the Board for approval. The employment agreement provides that if Mr. Godshall is terminated without cause or he terminates for good reason (as such terms are defined in the employment agreement) he will be entitled to receive his base salary for six months following such termination and his unexercised stock options will continue to vest for twelve months following such termination. In addition, if the Company does not renew the employment agreement at the end of the one-year term, Mr. Godshall will be entitled to receive his base salary for four months.

On August 7, 2006, the Board granted Mr. Godshall a stock option to acquire 676,626 shares of Company common stock, at an exercise price of $1.00 per share and which vests 25% each year with the first year starting one year after the date of employment as a consultant which was June 15, 2006. The stock option expires on August 7, 2013. In addition, Mr. Godshall’s employment agreement provides that the Board will grant him additional stock options to acquire a number of shares equal to 5% of any new stock issued and any new stock options granted after August 7, 2006, such grant to occur on the earlier of (1) December 31, 2006 and (2) the completion of a financing round. The exercise price of such stock options will be the fair market value on the date of grant, and the vesting terms of such stock options will be the same as described above with respect to Mr. Godshall’s stock option to acquire 676,626 shares. All of such stock options will automatically vest upon a change in control, merger or buyout of the Company.

On August 7, 2006, the Board granted Mr. Ken Pearson the following stock options to acquire shares of the Company’s common stock: in connection with his consulting agreement (see Note 10): (1) 15,000 shares at $1.00 per share, instead of the 12,000 shares at $0.88 per share as stated in the original consulting agreement and (2) 300,000 shares, at an exercise price of $1.00 per share which vests 25% on each of June 13, 2007, June 13, 2008, June 13, 2009, and June 13, 2010.

On August 9, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of two $125,000 promissory notes. Under the terms of the first promissory note, the Company borrowed $125,000 from Contango Venture Capital Corporation, LLC (“CVCC”) which beneficially owns approximately 17.0% of the Company’s common stock. Under the terms of the second promissory note, the Company borrowed $125,000 from Standard Renewable Energy, LP., a wholly owned subsidiary of Standard Renewable Energy Group, LLC (“SREG”). SREG also wholly owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 45% of the Company’s common stock. Both notes bear interest at a rate of 11.25% until February 8, 2007, at which time the rate will become the prime rate plus 3%. Both notes mature on May 1, 2007 and may be prepaid by the Company at any time without penalty.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006 AND 2005
RESTATED (Unaudited)

On September 21, 2006, Company incurred indebtedness of $250,000 pursuant to the terms of a promissory note with SREG.  The note bears interest at a rate of 11.25% until May 21, 2007, at which time the rate will become the prime rate plus 3%. The note matures on June 18, 2007, and may be prepaid by the Company at any time without penalty.

On October 26, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of a promissory note with SREG. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007 and may be prepaid by the Company at any time without penalty.

On November 22, 2006, the Company incurred indebtedness of $400,000 pursuant to the terms of a promissory note with CVCC. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007 and may be prepaid by the Company at any time without penalty.

On November 28, 2006, the Company incurred indebtedness of $100,000 pursuant to the terms of a promissory note with SREG. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007 and may be prepaid by the Company at any time without penalty.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the periods described.

Restatement

As discussed under the heading “Amendment No.1 Explanatory Note” on page 3 and further described in the Note 1 to the financial statements, we have restated certain financial statements and other financial information.

Business Overview

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

Trulite is also developing the Kitty Hawk 4. The product will be designed to have a power output over three times greater than the KH-3X. Product enhancements to the Kitty Hawk 4 will include: reducing the overhead required to run the Kitty Hawk 4 power system; increased ruggedness; and enhanced ergonomics and physical design. Each of these enhancements will also require going through the proving process set forth above prior to commercial availability.

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

The principal challenges we face include:

•	We expect to have a need for additional capital as we continue to execute our business plan.

•	Technological changes could force us to alter our business plan.

•	We must demonstrate value and reliability in order to gain consumer acceptance.

•	We have limited experience manufacturing and selling fuel cell systems.

•	A large scale consumer market for our products may never develop or take longer to develop than we anticipate.

•	Attract and retain key personnel

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Restated		Restated
Sales	$-	$-	$8,333	$-
Cost of sales	-	-	5,912	-
GROSS PROFIT	-	-	2,421	-
Operating expenses:
Research and development	276,442	124,284	424,988	199,199
Depreciation	2,721	1,460	5,441	2,351
General and administrative	1,243,301	153,937	1,474,102	255,477
LOSS FROM OPERATIONS	(1,522,464)	(279,681)	(1,902,110)	(457,027)
Other income (expense):
Interest expense	-	(345)	(59)	(345)
Interest income	2,735	807	3,206	807
Other	-	-	-	-
LOSS BEFORE INCOME TAXES	(1,519,729)	(279,219)	(1,898,963)	(456,565)
Income taxes	-	-	-	-
NET LOSS	$(1,519,729)	$(279,219)	$(1,898,963)	$(456,565)

Three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005

Revenues

The Company did not have any revenue for the three month period ended June 30, 2006 and June 30, 2005.

For the six months ended June 30, 2006, revenues totaled $8,333 versus zero for the same period ended June 30, 2005.

Gross profit

The Company did not have any gross profit for the three month period ended June 30, 2006 and June 30, 2005.

For the six months ended June 30, 2006, gross profit was $2,421 compared to zero for the same six month period in 2005.

Operating expenses

For the three months ended June 30, 2006, as compared to 2005, operating expenses increased by $1,242,783. Operating expenses were $1,522,464 for the three month period ended June 30, 2006, as compared to $279,681 for the period ending June 30, 2005. Research and development expenses increased to $276,442 for the three month period ended June 30, 2006, as compared to $124,284 for the corresponding prior year period. This increase was due to development and production of demonstration units in 2006, as compared to 2005 when no demonstration units were produced. Depreciation expense increased $1,261 for the three months ended June 30, 2006, compared to the corresponding prior year period. This increase was due to additions of equipment purchased for research and development. General and administrative costs increased to $1,243,301 for the three months ended June 30, 2006, as compared to $153,937 for the corresponding prior period in 2005, primarily due to higher personnel related costs as well as increased legal and accounting fees resulting from the level of effort to register the Company’s securities.

Operating expenses were $1,904,531 for the six months ended June 30, 2006. This compares to operating expenses of $457,027 for the six months ended June 30, 2005. Research and development expenses increased to $424,988 for the six months ended June 30, 2006, compared to $199,199 for the six months ended June 30, 2005. The Company increased its research and development expenditures during 2006 and produced its first demonstration units. Depreciation expense increased $3,090 for the six month period ended June 30, 2006, as compared to the six month period ended June 30, 2005. General and administrative costs increased to $1,474,102 for the six months ended June 30, 2006, as compared to $255,477 for the corresponding prior period in 2005, primarily due to higher personnel related costs as well as increased legal and accounting fees resulting from the level of effort to register the Company’s securities.

Loss from Operations

Operating losses were $1,522,464 for the three months ended June 30, 2006, as compared to operating losses of $279,681 for the three months ended June 30, 2005, due to the increases in operating expenses noted above.

Operating losses for the six months ended June 30, 2006 were $1,902,110, as compared to an operating loss of $457,027 during the six months ended June 30, 2005, due to the increases in operating expenses noted above.

Other Income (expense)

Other income (expense), consisting primarily of interest income, for the three months ended June 30, 2006, totaled $2,735, net, an increase over the $462, net, of other income for the three months ended June 30, 2005, primarily due to higher average cash balances.

For the six months ended June 30, 2006, other income (expense) was $3,147, net, compared to $462, net, for the six month period ended June 30, 2005, primarily due to having higher average cash balances.

Net Loss

Net loss for the three months ended June 30, 2006, was $1,519,729 as compared to $279,219 for the three months ended June 30, 2005. The increase was due to increased operating expenses.

For the six months ended June 30, 2006, the net loss was $1,898,963 as compared to $456,565 for the six months ended June 30, 2005. The increased loss was due to increased operating expenses.

Historical Sources of Cash

During the period from inception (July 15, 2004) through December 31, 2004, the Company financed its operations principally through the sale of an aggregate of $300,000 of preferred stock. The Company, for the year ended December 31, 2005, financed its operations through the sale of an aggregate of $950,000 of preferred stock, along with sale of three Kitty Hawk units. The Company conducted a private placement in April 2006, raising $1,000,000 through the sale of 1,000,000 shares of Common Stock and warrants. In addition, subsequent to June 30, 2006, the Company borrowed $1,250,000 pursuant to six promissory notes with related parties.

Cash position and sources and uses of cash

Our cash position at June 30, 2006, was $337,626 as compared to $235,982 at December 31, 2005.

Our operating activities for the six months ended June 30, 2006, used cash in the amount of $886,942, as compared to $449,154 used in the six months ended June 30, 2005. Cash used in operating activities for the six month period ending June 30, 2006, and June 30, 2005, reflected a net loss of $1,898,963 and $456,565, respectively, both partially offset by adding back the non-cash charges associated with depreciation, common stock and warrants issued for consulting and management services and stock-based compensation.

The Company used $11,414 and $15,459 in investing activities for the purchase of property and equipment for the six months ended June 30, 2006, and 2005, respectively.

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

On August 9, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of two $125,000 promissory notes. Under the terms of the first promissory note, the Company borrowed $125,000 from Contango Venture Capital Corporation, LLC (“CVCC”) which beneficially owns approximately 17.0% of the Company’s common stock. Under the terms of the second promissory note, the Company borrowed $125,000 from Standard Renewable Energy, LP., a wholly owned subsidiary of Standard Renewable Energy Group, LLC (“SREG”). SREG also wholly owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 45% of the Company’s common stock. Both notes bear interest at a rate of 11.25% until February 8, 2007, at which time the rate will become the prime rate plus 3%. Both notes mature on May 1, 2007 and may be prepaid by the Company at any time without penalty.

On September 21, 2006, Trulite, Inc. (the “Company”) incurred indebtedness of $250,000 pursuant to the terms of a promissory note with SREG.  The note bears interest at a rate of 11.25% until May 21, 2007, at which time the rate will become the prime rate plus 3%. The note matures on June 18, 2007, and may be prepaid by the Company at any time without penalty.

On October 26, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of a promissory note with SREG. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007 and may be prepaid by the Company at any time without penalty.

On November 22, 2006, the Company incurred indebtedness of $400,000 pursuant to the terms of a promissory note with CVCC. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007 and may be prepaid by the Company at any time without penalty.

On November 28, 2006, the Company incurred indebtedness of $100,000 pursuant to the terms of a promissory note with SREG. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007 and may be prepaid by the Company at any time without penalty.

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

In addition, in April 2006, the Company issued 300,000 shares of Common Stock and warrants to purchase 400,000 shares of Common Stock at an exercise price of $3.00 per share to Jelco, Inc. and Boru Enterprises, Inc., pursuant to each of their consulting agreements.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2006.

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

Dated: December 22, 2006	Trulite, Inc.

	By:	/s/ Jonathan Godshall
Jonathan Godshall
President