Form 10QSB
period 2006-09-30
TRULITE INC
filed 2006-12-22
CIK 1346861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

TRULITE, INC.

INDEX to Form 10-QSB

PART I- FINANCIAL INFORMATION

Note Regarding Forward-looking Statements

This Form 10-QSB for the quarter ended September 30, 2006, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the research and development industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trulite, Inc. (a Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2006	2005
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$120,856	$235,982
Due from affiliate	-	23,773
Accounts receivable (net of allowance for doubtful accounts of $0 as of September 30, 2006 and December 31, 2005)	-	16,667
Patent application fees	19,843	19,843
Prepaid expenses and other current assets	18,567	7,844
Total current assets	159,266	304,109
Property and equipment, net	35,993	33,038
Total assets	$195,259	$337,147

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$107,802	$44,821
Notes payable	500,000	-
Total current liabilities	607,802	44,821

Commitments and contingencies

Stockholders' (deficit) equity:
8% Cumulative Convertible, Series A Preferred Stock; $0.0001 par value, 1,500,000 shares authorized, 0 and 1,454,725 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively. Liquidation value of $1.00 per share plus preferred dividend per share of $0.0623 and an aggregate liquidation of $1,545,354 as of December 31, 2005	-	90,843
Common Stock; $0.0001 par value, 20,000,000 shares authorized, 11,785,491 and 3,631,500 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	1,178	363
Additional paid-in-capital	9,503,428	1,905,094
Deficit accumulated during the development stage	(9,917,149)	(1,703,974)
Total stockholders' (deficit) equity	(412,543)	292,326
Total liabilities and stockholders' (deficit) equity	$195,259	$337,147

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (July 15, 2004)Through September 30,
	2006	2005	2006	2005	2006
Sales	$-	$-	$8,333	$-	$26,750
Cost of sales	-	-	5,912	-	18,778
GROSS PROFIT	-	-	2,421	-	7,972
Operating expenses:
Research and development	301,304	61,844	726,292	261,043	1,850,359
Depreciation	5,131	1,835	10,572	4,186	18,535
General and administrative	419,730	79,935	1,893,832	335,412	2,471,582
LOSS FROM OPERATIONS	(726,165)	(143,614)	(2,628,275)	(600,641)	(4,332,504)
Other income (expense):
Interest expense	(4,854)	(203)	(4,913)	(548)	(5,576)
Interest income	799	2,980	4,005	3,787	9,334
Other	-	-	-	-	(4,411)
LOSS BEFORE INCOME TAXES	(730,220)	(140,837)	(2,629,183)	(597,402)	(4,333,157)
Income taxes	-	-	-	-	-
NET LOSS	(730,220)	(140,837)	(2,629,183)	(597,402)	$(4,333,157)
Preferred dividends	-	(29,085)	(39,275)	(79,086)

Deemed dividend on conversion of preferred stock to common stock	-	-	(1,586,150)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(730,220)	$(169,922)	$(4,254,608)	$(676,488)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.06)	$(0.04)	$(0.32)	$(0.17)
Preferred and deemed dividends	-	(0.01)	(0.20)	(0.02)
Attributable to common stock	$(0.06)	$(0.05)	$(0.52)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,785,491	3,631,500	8,247,825	3,599,323
Diluted	11,785,491	3,631,500	8,247,825	3,599,323

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Period From Inception (July 15, 2004) Through September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,629,183)	$(597,402)	$(4,333,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,572	4,186	18,535
Common stock issued for consulting services	285,000	-	285,000
Common stock issued for management fees	-	65,070	133,840
Stock-based compensation expense	477,159	-	477,159
Warrants issued for consulting services	162,155	-	162,155
Write-off of research and development expenses	-	-	606,798
Changes in operating assets and liabilities:
Due from affiliate	23,773	(112,635)	-
Accounts receivable	16,667	2,700	-
Patent application fees	-	-	(19,843)
Prepaid expenses and other current assets	(10,723)	782	(12,102)
Grants receivable	-	-	850
Accounts payable and accrued expenses	62,981	12,972	99,693
Net cash used in operating activities	(1,601,599)	(624,327)	(2,581,072)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,527)	(22,729)	(48,072)
Net cash used in investing activities	(13,527)	(22,729)	(48,072)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,000,000	-	1,000,000
Issuance of notes payable	500,000	-	500,000
Issuance of preferred stock	-	950,000	1,250,000
Net cash provided by financing activities	1,500,000	950,000	2,750,000
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(115,126)	302,944	120,856
CASH AND CASH EQUIVALENTS, beginning of period	235,982	126,465	-
CASH AND CASH EQUIVALENTS, end of period	$120,856	$429,409	$120,856

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting services	$285,000	$-	$285,000
Common stock issued for management fees	$-	$65,070	$133,840
Warrants issued for consulting services	$162,155	$-	$162,155
Common stock options issued for compensation	$477,159	$-	$477,159
Preferred stock issued for acquisition	$-	$-	$20,000
Common stock issued for acquisition	$-	$-	$592,460

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' (Deficit) Equity
For the Periods From Inception (July 15, 2004) Through September 30, 2006
(Unaudited)

	8% Cumulative Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Cash issuances:
July 28, 2004; issuance of preferred stock at $1.00 per share	100,000	$10	-	$-	$99,990	$-	$100,000
November 5, 2004; issuance of preferred stock at $1.00 per share	190,000	19	-	-	189,981	-	190,000
November 12, 2004; issuance of preferred stock at $1.00 per share	10,000	1	-	-	9,999	-	10,000

Non-cash issuances:
July 22, 2004; preferred stock issued in the acquisition of Trulite Technology, LC based on fair value of stock issued of $1.00 per share	20,000	2	-	-	19,998	-	20,000
July 22, 2004; common stock issued in the acquisition of Trulite Technology, LC based on fair value of stock issued of $0.20 per share (post April 2005 split)	-	-	2,962,300	296	592,164	-	592,460
July 28, 2004; common stock issued for management services based on fair value of stock issued of $0.20 per share (post April 2005 split)	-	-	343,850	34	68,736	-	68,770
Accretion of dividends	-	6,624	-	-	(6,624)	-	-
Net loss	-	-	-	-	-	(878,022)	(878,022)
Balance, December 31, 2004	320,000	6,656	3,306,150	330	974,244	(878,022)	103,208

Cash issuances:
February 1, 2005; issuance of preferred stock, at $1.00 per share	200,000	20	-	-	199,980	-	200,000
June 1, 2005; issuance of preferred stock at $0.80 per share	934,725	93	-	-	749,907	-	750,000

Non-cash issuances:
January 28, 2005; common stock issued for management services based on fair value of stock issued of $0.20 per share (post April 2005 split)	-	-	325,350	33	65,037	-	65,070
Accretion of dividends	-	84,074	-	-	(84,074)	-	-
Net loss	-	-	-	-	-	(825,952)	(825,952)
Balance, December 31, 2005	1,454,725	90,843	3,631,500	363	1,905,094	(1,703,974)	292,326

Cash issuances:
April 13, 2006; issuance of common stock	-	-	1,000,000	100	999,900	-	1,000,000

Non-cash issuances:
April 26, 2006; common stock issued for consulting services based on fair value of stock issued of $0.95 per share	-	-	300,000	30	284,970	-	285,000
April 26, 2006; warrants to purchase common stock issued for consulting services based on fair value of warrants issued	-	-	-	-	162,155	-	162,155
Accretion of dividends	-	39,275	-	-	(39,275)	-	-
May 2, 2006; accretion of preferred stock for deemed dividend on conversion of accrued dividends to common stock	-	161,388	-	-	(161,388)	-	-
May 2, 2006; accretion of preferred stock for deemed dividend on conversion to common stock	-	1,424,762	-	-	(978,493)	(446,269)	-
May 2, 2006; conversion of preferred stock to common stock	(1,454,725)	(1,716,268)	6,853,991	685	6,853,306	(5,137,723)	-
Stock-based compensation	-	-	-	-	477,159	-	477,159
Net loss	-	-	-	-	-	(2,629,183)	(2,629,183)
Balance, September 30, 2006	-	$-	11,785,491	$1,178	$9,503,428	$(9,917,149)	$(412,543)

The accompanying notes are an integral part of these financial statements

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
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

The Company from inception (July 15, 2004) through September 30, 2006, did not have significant revenues. The Company has no significant operating history as of September 30, 2006. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception (July 15, 2004) through September 30, 2006, management has raised additional equity and debt financing to fund operations and to provide additional working capital. However, there is no assurance that future such financing will be in amounts sufficient to meet the Company’s needs.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise have to be bifurcated from its host contract in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of SFAS No. 155 will not have a material impact on its financial statements.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
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

NOTE 2 - Stock-Based Compensation

The Company has granted options to purchase common stock to employees, consultants and outside directors under the Trulite, Inc. Stock Option Plan, as amended and restated (the “Plan”). A total of 3,110,805 shares are reserved for issuance, and as of September 30, 2006, 758,441 shares remained available for grant, under the Plan. Prior to January 1, 2006, the Company accounted for grants of options using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations, and applied SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, for disclosure purposes only. Under APB No. 25, stock-based compensation cost related to stock options was not recognized in net income (loss) since the options granted under those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of grant.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
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

For the three and nine months ended September 30, 2006, the total stock-based compensation expense recognized in our net loss was $45,372 and $477,159, respectively. Basic and diluted loss per common share was therefore $0.06 greater for the nine months ended September 30, 2006, than if the Company had continued to account for the stock-based compensation under APB 25. The impact to the Company’s loss per share for the three months ended September 30, 2006, was insignificant.

The total unrecognized compensation cost at September 30, 2006, relating to non-vested share-based compensation arrangements granted under the Plan, was $609,020. That cost is expected to be recognized over 3.8 years, with a weighted average period of 3.7 years.

During the first nine months of 2006, the Company granted options to purchase 2,271,965 shares of common stock under the Plan. With respect to 1,180,339 of these shares, the exercise price is $0.88 per common share, whereas the fair value of a share of common stock on the date of grant was $0.95. With respect to options to purchase the additional 1,091,626 shares of common stock, the exercise price is $1.00 per common share. 1,065,407 of these options were vested upon grant, whereas the remaining 1,206,558 vest over four years and have varying contractual lives ranging from four to seven years. For the nine months ended September 30, 2005, the Company granted 385,900 options to purchase shares of common stock with an exercise price of $0.88, whereas the fair value of a share of common stock on the date of grant was $0.18. All of these options vest over four years and have a seven year contractual life. The weighted average assumptions for the periods indicated are noted in the following table:

	Nine months ended September 30,
	2006	2005
Risk free rate	4.86%	4.10%
Expected life (in years)	3.47 years	4.75 years
Expected volatility	71%	85%
Expected dividends	$-	$-
Fair value	$0.5	$0.07

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
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

The following summary presents information regarding outstanding options as of September 30, 2006, and the changes during the nine months then ended:

	Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	466,692	$0.88
Granted	2,271,965	$0.94
Exercised	-	$-
Forfeited	(386,293)	$0.88
Outstanding at September 30, 2006	2,352,364	$0.94	5.24 years	$88,252
Vested or expected to vest at September 30, 2006	2,223,668	$0.93		86,779
Exercisable at September 30, 2006	1,075,578	$0.88	3.6 years	$74,240

No options were exercised during the nine months ended September 30, 2006 and 2005.

The following table provides the pro forma net loss attributable to common stock and net loss per common share had the Company applied the fair value method of SFAS No. 123 for the three and nine month periods ended September 30, 2005. The pro forma effects for the periods presented are not necessarily indicative of the pro forma effects in future years:

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss attributable to common stock, as reported	$(169,922)	$(676,488)
Add: Stock-based employee compensation expense included in reported net loss	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,065)	(2,045)
Pro Forma net loss attributable to common stock	$(170,987)	$(678,533)
Loss per share
Basic - as reported	$(0.05)	$(0.19)
Basic - pro forma	$(0.05)	$(0.19)
Loss per share
Diluted - as reported	$(0.05)	$(0.19)
Diluted - pro forma	$(0.05)	$(0.19)

NOTE 3 - Property and Equipment

Property and Equipment consists of the following:

	September 30,	December 31,
	2006	2005
Office equipment	$40,887	$27,360
Manufacturing equipment	9,491	9,491
Test equipment	4,150	4,150
Total fixed assets	54,528	41,001
Accumulated depreciation	(18,535)	(7,963)
Property and equipment, net	$35,993	$33,038

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

NOTE 4 - Accounts Payable and Accrued liabilities
	September 30,	December 31,
	2006	2005
Accounts payable	$82,616	$24,531
Accrued expenses	25,186	20,290
	$107,802	$44,821

NOTE 5 - Income taxes

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at September 30, 2006 and December 31, 2005.

NOTE 6 - Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $301,304 and $61,844 for the quarters ended September 30, 2006 and September 30, 2005, respectively. The cumulative expenditures for the nine months ended September 30, 2006 and September 30, 2005 were $726,292 and $261,043, respectively.

NOTE 7 - Series A Preferred Stock

In May 2006, all of the Company’s 8% Cumulative Convertible Series A Preferred Stock was converted into the Company’s common stock.

The 8% Cumulative Convertible Series A Preferred Stock (“Series A Preferred Stock”) had a liquidation value of $1.00 per share plus dividends whether or not earned or declared from the issuance date thereof at the annual rate of eight percent (8%) (the “Preferred Dividends”) of $1.00 per share (the “Original Issue Price”), payable at the option of the Company in cash or in shares of Series A Preferred Stock. In addition, the Preferred Stock had preferential treatment in liquidation to all Common Stock and any other stock of the Company ranking junior to the Series A Preferred Stock. Accretion of cumulative dividends outstanding on these shares was $39,275 and $79,086 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

On May 2, 2006, 1,454,725 shares of Series A Preferred Stock were converted to 6,562,630 shares of common stock. In addition, the cumulative accreted dividends of $129,973 were converted to 291,361 shares of common stock.

Upon the conversion of the Series A Preferred Stock, the Company recorded a non-cash charge of $1,424,762 to reflect the deemed dividend on conversion in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” In addition, the Company recorded a non-cash charge of $161,388 to reflect the deemed dividend on conversion of accreted dividends. The total of the two “deemed dividends” was $1,586,150. The amount of charge is equal to the difference in the value at the time of exchange of the shares of common stock exchanged for the preferred stock minus the value of the shares that the holders of the preferred stock otherwise would have had the right to receive upon conversion of the preferred stock. The charge did not affect the Company’s reported revenue, operating income, net loss, assets, liabilities or stockholders’ (deficit) equity.

NOTE 8 - Notes Payable and Other Related Party Transactions

On August 1, 2006, Trulite subleased office space from Standard Renewable Energy Group, LLC, (“SREG”). SREG owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 45% of the Company’s common stock. The monthly rent is $1,905 beginning August 1, 2006 with future rental commitment for a lease expiring in July 2007 of approximately $22,860.

On August 9, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of two $125,000 promissory notes. Under the terms of the first promissory note, the Company borrowed $125,000 from Contango Venture Capital Corporation, LLC (“CVCC”) which beneficially owns approximately 17.0% of the Company’s common stock. Under the terms of the second promissory note, the Company borrowed $125,000 from Standard Renewable Energy LP, also a wholly owned subsidiary of SREG. Both notes bear interest at a rate of 11.25% until February 8, 2007, at which time the rate will become the prime rate plus 3%. Both notes mature on May 1, 2007 and may be prepaid by the Company at any time without penalty.

On September 21, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of a promissory note to SREG.  The note bears interest at a rate of 11.25% until May 21, 2007, at which time the rate will become the prime rate plus 3%. The note matures on June 18, 2007, and may be prepaid by the Company at any time without penalty.

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

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

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

During 2006 the Company also entered into two consulting agreements for investment banking services, under which the Company was required to issue 300,000 shares of restricted common stock and 400,000 five-year warrants to purchase the Company’s common stock at $3.00 per share. One of the agreements terminates on April 25, 2008, and the second terminates on June 30, 2008. The fair value of the warrants, utilizing the Black-Scholes method and assuming a risk-free interest rate of 4.97%, expected volatility of 77%, expected life of 5 years and no dividend yield, resulted in a fair value of $162,155, which was recorded as a component of general and administrative expense in the second quarter of 2006.

NOTE 10 - Commitments

Leases

Rent expense during the nine months ended September 30, 2006 and 2005, was $24,781 and $8,226, respectively. Rent expense is included in general and administrative expenses in the accompanying statements of operations.

As of September 30, 2006, total future rental commitments under operating leases (all of which expire in 2007) total approximately $32,745.

Other

As of September 30, 2006, the Company had employment agreements with certain employees that expire through 2007, under which the committed obligations totaled $222,500 at September 30, 2006.

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

On August 7, 2006, the Board of Directors of the Company appointed Mr. Jonathan Godshall as President and Chief Executive Officer of the Company. In connection with entering into a one-year employment agreement with Mr. Godshall, the Company terminated the consulting agreement entered into with Mr. Godshall on June 15, 2006. Under the employment agreement, Mr. Godshall will receive an annual base salary of $120,000, provided that such salary will increase to $200,000 per year upon the earlier of (1) November 30, 2006 or (2) the completion of a financing round. Mr. Godshall will develop a cash incentive bonus plan by February 7, 2007 and submit such plan to the Board for approval. The employment agreement provides that if Mr. Godshall is terminated without cause or he terminates for good reason (as such terms are defined in the employment agreement) he will be entitled to receive his base salary for six months following such termination and his unexercised stock options will continue to vest for twelve months following such termination. In addition, if the Company does not renew the employment agreement at the end of the one-year term, Mr. Godshall will be entitled to receive his base salary for four months.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

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

NOTE 11 - Net Loss Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(730,220)	$(140,837)	$(2,629,183)	$(597,402)
Increases to Net Loss:
Preferred dividends	-	(29,085)	(39,275)	(79,086)
Deemed dividend on conversion
of preferred stock to common stock	-	-	(1,586,150)	-
Net loss attributable to common stock	$(730,220)	$(169,922)	$(4,254,608)	$(676,488)
Denominator
Basic earnings per share - weighted average
common shares outstanding	11,785,491	3,631,500	8,247,825	3,599,323
Weighted-average dilutive effect of stock-based
awards and common stock issuable upon conversion
of preferred stock, net of assumed repurchase of
treasury stock	-	-	-	-
Fully-diluted earnings per share - weighted
average common shares outstanding	11,785,491	3,631,500	8,247,825	3,599,323
Net loss per common share
Basic and diluted	$(0.06)	$(0.04)	$(0.32)	$(0.17)
Preferred and deemed dividends	-	(0.01)	(0.20)	(0.02)
Attributable to common stock	$(0.06)	$(0.05)	$(0.52)	$(0.19)

Basic and diluted net loss per share for the nine months ended September 30, 2006, and 2005 is the same since the effect of all common stock equivalents are antidilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

TRULITE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

The following weighted average securities are not included in the computation of diluted loss per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Common stock options	2,134,388	377,048	1,430,351	225,588
Common stock warrants	1,400,000	-	846,886	-
8% cumulative convertible
series A preferred stock	-	1,454,725	650,097	910,849

NOTE 12 - Subsequent Events

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

The design of the Kitty Hawk 4 system is commenced in September 2006 and is anticipated to be completed by the third quarter of 2007. The Kitty Hawk 4 system is anticipated to be available for field testing by the end of the second quarter of 2007. Field testing is anticipated to take eight to ten weeks. Upon completion of field testing of the Kitty Hawk 4 system, expected to be by the end of the third quarter of 2007, we anticipate units will be available for sale and delivery into selected commercial and consumer markets.

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

The principal challenges we face include:

•	We expect to have a need for additional capital as we continue to execute our business plan.

•	Technological changes could force us to alter our business plan.

•	We must demonstrate value and reliability in order to gain consumer acceptance.

•	We have limited experience manufacturing and selling fuel cell systems.

•	A large scale consumer market for our products may never develop or take longer to develop than we anticipate.

•	Attract and retain key personnel

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$-	$-	$8,333	$-
Cost of sales	-	-	5,912	-
GROSS PROFIT	-	-	2,421	-
Operating expenses:
Research and development	301,304	61,844	726,292	261,043
Depreciation	5,131	1,835	10,572	4,186
General and administrative	419,730	79,935	1,893,832	335,412
LOSS FROM OPERATIONS	(726,165)	(143,614)	(2,628,275)	(600,641)
Other income (expense):
Interest expense	(4,854)	(203)	(4,913)	(548)
Interest income	799	2,980	4,005	3,787
Other	-	-	-	-
LOSS BEFORE INCOME TAXES	(730,220)	(140,837)	(2,629,183)	(597,402)
Income taxes	-	-	-	-
NET LOSS	$(730,220)	$(140,837)	$(2,629,183)	$(597,402)

Three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005

Revenues

The Company did not have any revenue for the three month period ended September 30, 2006 and September 30, 2005.

For the nine months ended September 30, 2006, revenues totaled $8,333 versus zero for the same period ended September 30, 2005.

Gross profit

The Company did not have any gross profit for the three month period ended September 30, 2006 and September 30, 2005.

For the nine months ended September 30, 2006, gross profit was $2,421 compared to zero for the same nine month period in 2005.

Operating expenses

For the three months ended September 30, 2006, as compared to 2005, operating expenses increased by $582,551. Operating expenses were $726,165 for the three month period ended September 30, 2006, as compared to $143,614 for the period ending September 30, 2005. Research and development expenses increased to $301,304 for the three month period ended September 30, 2006, as compared to $61,844 for the corresponding prior year period. This increase was due to development and production of demonstration units in 2006, as compared to 2005 when no demonstration units were produced. Depreciation expense increased $3,296 for the three months ended September 30, 2006, compared to the corresponding prior year period. This increase was due to additions of equipment purchased for research and development. General and administrative costs increased to $419,730 for the three months ended September 30, 2006, as compared to $79,935 for the corresponding prior period in 2005, primarily due to higher personnel related costs as well as increased legal and accounting fees resulting from the level of effort to register the Company’s securities.

Operating expenses were $2,630,696 for the nine months ended September 30, 2006. This compares to operating expenses of $600,641 for the nine months ended September 30, 2005. Research and development expenses increased to $726,292 for the nine months ended September 30, 2006, compared to $261,043 for the nine months ended September 30, 2005. The Company increased its research and development expenditures during 2006 and produced its first demonstration units. Depreciation expense increased $6,386 for the nine month period ended September 30, 2006, as compared to the nine month period ended September 30, 2005. General and administrative costs increased to $1,893,832 for the nine months ended September 30, 2006, as compared to $335,412 for the corresponding prior period in 2005, primarily due to higher personnel related costs as well as increased legal and accounting fees resulting from the level of effort to register the Company’s securities.

Loss from Operations

Operating losses were $726,165 for the three months ended September 30, 2006, as compared to operating losses of $143,614 for the three months ended September 30, 2005, due to the increases in operating expenses noted above.

Operating losses for the nine months ended September 30, 2006 were $2,628,275, as compared to an operating loss of $600,641 during the nine months ended September 30, 2005, due to the increases in operating expenses noted above.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2006, totaled a loss of $4,055, a decrease from the $2,777 of other income for the three months ended September 30, 2005, primarily due to lower average cash balances and interest expense on outstanding borrowings.

For the nine months ended September 30, 2006, other income (expense) was a loss of $908, as compared to income of $3,239 for the nine month period ended September 30, 2005, as higher interest income was offset by interest expense on outstanding borrowings.

Net Loss

Net loss for the three months ended September 30, 2006, was $730,220 as compared to $140,837 for the three months ended September 30, 2005. The increase was due to increased operating expenses.

For the nine months ended September 30, 2006, the net loss was $2,629,183 as compared to $597,402 for the nine months ended September 30, 2005. The increased loss was also due to increased operating expenses.

Historical Sources of Cash

During the period from inception (July 15, 2004) through December 31, 2004, the Company financed its operations principally through the sale of an aggregate of $300,000 of preferred stock. The Company, for the year ended December 31, 2005, financed its operations through the sale of an aggregate of $950,000 of preferred stock, along with sale of three Kitty Hawk units. The Company conducted a private placement in April 2006, raising $1,000,000 through the sale of 1,000,000 shares of Common Stock and warrants. In addition, through September 30, 2006, the Company had borrowed $500,000 pursuant to three promissory notes with related parties. Subsequent to September 30, 2006, the Company borrowed an additional $750,000 pursuant to three additional promissory notes with these same parties.

Cash position and sources and uses of cash

Our cash position at September 30, 2006, was $120,856 as compared to $235,982 at December 31, 2005.

Our operating activities for the nine months ended September 30, 2006, used cash in the amount of $1,601,599, as compared to $624,327 used in the nine months ended September 30, 2005. Cash used in operating activities for the nine month period ending September 30, 2006, and September 30, 2005, reflected a net loss of $2,629,183 and $597,402, respectively, both partially offset by adding back the non-cash charges associated with depreciation, common stock and warrants issued for consulting and management services and stock-based compensation.

The Company used $13,527 and $22,729 in investing activities for the purchase of property and equipment for the nine months ended September 30, 2006, and 2005, respectively.

The Company had cash inflows from financing activities of $1,000,000 during 2006 from the issuance of common stock and warrants and $950,000 during 2005 from issuances of preferred stock. During 2006, the Company also had financing cash inflows of $500,000 from the issuance of the above noted promissory notes.

Capital Resources Going Forward

Our intended plan of operations for the twelve month period beginning October 1, 2006, is to manufacture, sell and distribute limited quantities of our product and to continue to develop our products. In the past, the Company primarily used funds derived from the private placement of its securities to fund its operations.

Cash on hand as of September 30, 2006, and cash generated by operations in conjunction with our working capital, will not be sufficient to continue our business for the next twelve months. We continually review our overall capital and funding needs, taking into account current business needs, as well as the Company’s future goals and requirements. Based on our business strategy, we believe we will need to increase our available capital through the sale of additional securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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