Form 10KSB
period 2006-12-31
TRULITE INC
filed 2007-04-02
CIK 1346861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-51696

Trulite, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1372858
State or Other Jurisdiction of	IRS Employer
Incorporation	Identification No.

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year. $8,333

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 26, 2007, was $3,142,614.

As of March 30, 2007, there were 11,785,491 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for our 2007 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements,” which involve known and unknown risks, uncertainties, and other factors that could cause actual financial or operating results, performances, or achievements expressed or implied by such forward-looking statements not to occur or be under realized. These forward-looking statements generally are based on our best estimates of future results, performances, or achievements, current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity,” or similar terms, variations of those terms or the negative of those terms, or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

1.	our ability to develop and manufacture commercially viable products

2.	the continued expansion of our business

3.	general economic conditions in both foreign and domestic markets

4.	lack of growth in our industry

5.	our ability to comply with government regulations

6.	a failure to manage our business effectively and profitably

7.	our ability to sell both new and existing products at profitable, yet competitive, prices

You should carefully consider these risks, uncertainties, and other information, disclosures, and discussions that contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business.

Overview of the Company, Products and Target Markets

Trulite is an emerging technology company engaged in the development and production of portable and small stationary products that produce hydrogen for the generation of electricity for commercial and consumer markets. The Company’s strategy is to leverage its unique hydrogen source and control technology to develop fuel cell products to address end-user applications in three identified markets: Industrial Remote Monitoring; Back-up Power Generation; and Recreational Off-Site uses.

The Company was incorporated in Delaware on July 15, 2004. Later that month, the Company purchased all the membership interests of, and merged with, Trulite Technology, LC (“Trulite Technology”), a Utah limited liability company. Trulite Technology had been formed in May 2002. In October 2003, Trulite Technology was introduced to William Jackson Berger (“John Berger”) of Contango Capital Partners, LP (“CCP”). CCP provided the first round of private funding to the Company in July 2004 and effected the merger between the Company and Trulite Technology.

In January 2004, Trulite Technology received an initial order for two prototype chemical hydride cartridges which were delivered in March 2004. In July 2004, Trulite Technology delivered four larger chemical hydride cartridges to the Naval Research Laboratory.

In September 2005, the Company introduced its Kitty Hawk system. This product consists of three technologies: one that generates hydrogen gas from dry chemical hydride compounds (the HydroCell, a proprietary hydrogen storage product that is an environmental-friendly alternative to battery power developed from the Company’s prototype chemical hydride cartridges that the Company also plans to market as a separate product and with respect to which the Company has filed four patent applications); one that transforms the hydrogen gas into electricity (the fuel cell stack); and one that controls the flow of hydrogen for the actual generation of electricity (the control technology, which is a technology with respect to which the Company has also filed one patent).

In November 2005, the Company received its first orders for twenty-five Kitty Hawk systems. The units were manufactured in its Utah product development facility and were delivered to a targeted audience in March and April 2006. Also in November 2005, the Company received a $25,000 contract from Protonex Technology Corporation (“Protonex”) to develop three high energy density prototype HydroCells.

The original Kitty Hawk system was capable of producing 15 net watts of power. The Company has developed an enhanced version of the Kitty Hawk, the KH-3X. We are field testing the unit and plan on selling a small number of the units to obtain customer feedback to enhance the next version. The KH-3X has twice the power output of the Kitty Hawk 3 product.

We are currently developing the next version of the Kitty Hawk product series, the Kitty Hawk 4. The Kitty Hawk 4 system is expected to be a more robust and powerful system capable of generating over three times the power output of the current KH-3X unit, resulting in approximately 130 watt integrated power system able to generate electricity for up to 4 hours at full output. The Kitty Hawk 4 is anticipated to be available for field testing by select commercial customers by early third quarter of 2007. Field testing is anticipated to take six to eight months. Upon completion of field testing, we anticipate units will be available for sale and delivery into select commercial and consumer markets. The expected research and development costs of the Kitty Hawk 4 units are expected to be approximately $2.1 million during 2007, including capital expenditures of $0.2 million. Funding for product development and manufacturing are expected to come from (i) bridge loans provided by Standard Renewable Energy Group, LLC (“SREG”),  which owns NewPoint Energy Solutions, LP, a Texas Limited Partnership which beneficially owns 45.2% of the Company’s Common Stock and Contango Venture Capital Corporation, which beneficially owns 16.98% of the Company’s Common Stock and (ii) investments in equity and debt made by external investors.

We generated $16,667 and $8,333 in revenues from the sale of Hydrocells and Kitty Hawk units in 2005 and 2006, respectively.

Overview of the Alternative Fuel Industry

There are a number of factors that we believe are creating significant changes in the landscape of the alternative fuel industry, which in turn present significant opportunities for hydrogen generation and fuel cell technologies:

1.	Users of conventional hydrocarbon energy sources (oil and natural gas) face increasing problems with maintaining supply in the face of growing global demand;

2.
Power reliability (that is, the electric power provided to commercial and consumer markets through the electrical grid) is becoming an increasing problem in the United States and other countries due to aging infrastructure, necessitating alternative off-grid power sources;

3.
The increasing proliferation of electronic devices (for example, cell phones, portable digital movie and music players and personal computers) and their power demands are becoming more challenging for conventional battery technology to keep pace;

4.	Increasing global environmental and regulatory issues are making the use of hydrocarbons ever more difficult; and

5.	Increasing geopolitical issues are causing global security concerns related to the availability and price of oil and natural gas.

Due to these pressures, we believe the energy industry will change dramatically before the end of this decade. We believe that both portable and stationary hydrogen fuel cell products can provide practical, cost efficient solutions to certain of the problems presented by the above issues.

Fuel cell and alternative fuel source technology is still being developed and refined. In many applications applied research and technology development remains a vitally important part of the industry. Reliability, cost and safe deployment of this technology will be the key to initial successes.

A fuel cell is a non-mechanical device (it is a very thin membrane similar to a computer chip) that converts hydrogen gas (the fuel source) and oxygen into electricity and water. The water is a non-toxic by-product resulting from the process of generating electricity and is eliminated during the electricity conversion process. Each fuel cell (that is, each “chip”) produces a given amount of power when the hydrogen and oxygen are combined (the power output is measured in watts). When several fuel cells are combined or “stacked,” they create a fuel cell stack.

Products utilizing fuel cell technology include fuel cell buses, numerous military applications, auxiliary power units, remote power, and other transportation applications. Broad commercialization of fuel cell usage depends on developing a cost effective product. Products will be commercialized at price points that make sense to both commercial and consumer markets. Stationary and portable applications currently lead the way, as fuel cells replace or recharge batteries in light industrial and transportation applications.

Portable applications such as in the premium battery markets, where fuel cells improve run time and can be cost-competitive, appear to be leading the early efforts of commercialization. This initial focus should also help demonstrate product performance, reliability and durability. It should also reduce production costs, establish codes and standards for fuel cell technology, build a skilled labor force, develop the nation’s hydrogen infrastructure and create public awareness and acceptance.

There will be winners and losers in the commercialization process as the technology develops, but we believe it is too early to tell which technologies will ultimately dominate in certain applications. However, the future direction of the industry appears clear in some major application areas, such as Proton Exchange Membrane (“PEM”) fuel cell technology, the technology used in our Kitty Hawk products. A portable fuel cell industry survey by Fuel Cell Today in December 2006 indicated that over 75% of the companies surveyed are focusing their efforts on PEM fuel cells or the closely related Direct Methanol Fuel Cell technologies. PEM fuel cells continue to be of most interest to fuel cell developers. The survey also suggests that government actions to address fuel costs, supply risks, and the environment could positively and dramatically impact fuel cell industry prospects in the next two to three years.

General trends indicate that, in the next three to five years, delays in product launch might occur due to either fuel cell performance issues or non technical issues such as lack of codification of codes and standards. These delays may result in slow adoption of fuel cell products in both the commercial and consumer markets.

Our Products

We have two products: the HydroCell and the Kitty Hawk power system.

Our HydroCell is a technology that utilizes a cartridge filled with a chemical hydride (sodium borohydride) that, when injected with water, produces hydrogen on demand for portable and stationary power devices. Each cartridge can generate about 500 milliliters/minute of hydrogen. Each cartridge is compact and lightweight, weighing only about 175 grams. Power-to-weight ratio (the ability to generate the same or more energy by cutting the weight of the generating device) is one of many important factors in gaining market acceptance for alternative power sources. The HydroCell technology enables fuel cells to run at least two to three times longer than existing fuel cell and battery technology, while weighing significantly less than these technologies. The key to the HydroCell’s efficient design is that it uses moist air exiting a PEM fuel cell to produce hydrogen for the PEM fuel cell stack. Water recycling not only enables the HydroCell to produce several liters of hydrogen from a lightweight package, but also means that the HydroCell produces hydrogen only when the fuel cell stack is operating. The proprietary control technology used inside the HydroCell and the cartridges make possible the safe production of hydrogen. The internal cartridge components allow the energy-dense chemical hydride to react with the injected water in a controlled manner while providing for complete reactivity of the material.

The HydroCell fuel source can be marketed as a separate product and is a metallic cylinder approximately two inches in diameter and six inches in height holding the chemical hydride. When water is injected into the cylinder, it creates a chemical reaction which generates hydrogen gas. The hydrogen gas is transformed into electricity via the fuel cell, which then powers the product in which it is installed. The container is sealed to prevent moisture from entering the cylinder and to ensure the chemical hydride does not escape the cylinder. The cylinder is robust and will not break if dropped, resulting in a reliable and safe product that is easy to manufacture.

We believe the significance of the HydroCell is the proprietary, chemical hydride mixture and chemical reaction process wherein the generation of hydrogen does not occur until water is added to the chemical hydride. Given that the hydride is inert until water is added, a HydroCell cartridge can be kept in storage for a minimum of three years without losing its energy density. In other words, the energy level doesn’t get weaker over time. We believe the HydroCell has the highest energy density of any known portable hydrogen source currently available in the market. This is a significant difference from offerings of our competitors, as we believe there are no “dry hydride” technologies currently available to the consumer market. Our dry hydride technology for generating hydrogen makes it possible to build HydroCell cartridges capable of generating hydrogen for over 100 continuous hours by increasing the size of the cartridge and adding more chemical hydride.

We believe the HydroCell’s design offers the following advantages:

1.	Safety - Hydrogen is produced only as it is needed, making it a safer product;

2.	Reliability - The HydroCell has few moving parts, making it a reliable fuel source;

3.
Reusability and Cost - The HydroCell cartridges are inexpensive compared with the costs associated with generating an equal amount of energy from conventional energy sources over the life span of one HydroCell cartridge since the cartridge can be refilled, thereby reducing the total cost of ownership to the consumer;

4.	Disposability - The HydroCell cartridges are disposable. The by-product is an inert, solid, chemical oxide with minimal health hazard that can be discarded in landfills; and

5.	Shelf Life - The HydroCell can lie dormant for up to thirty-six months without losing its energy density.

Our second product is the Kitty Hawk power system, consisting of the HydroCell, the fuel cell stack and the Company’s patented control technology that controls the flow of hydrogen for the actual generation of electricity. The Kitty Hawk units are rectangular in shape, weigh about ten pounds and are easily portable.

The control technology is an integrated, programmable electronic circuit (that is, the circuit can be programmed to perform specific tasks) that is used to control the flow of hydrogen and oxygen to the fuel cell stack. The purpose of the control technology is to ensure the proper amount of hydrogen is generated to power the device that is attached to the Kitty Hawk product. If too much or too little hydrogen is generated, the efficiency of the Kitty Hawk is significantly reduced resulting in the unit’s inability to adequately power the attached devices.

We manufacture the fuel cell stack, develop product enhancements and engage in new product development on the fuel cell stack. We first introduced the Kitty Hawk power system in September 2005. The Kitty Hawk products can generate hydrogen for up to three hours at full power. The initial product was capable of generating 15 net watts of power and the second generation, the KH-3X, is capable of generating 30 net watts of usable power. Although the product generates approximately 40 to 50 watts of power, the system requires approximately 15 to 20 watts of power internally to run the unit. The result is 25 to 30 watts of usable power (depending on the product), which is more than sufficient to run a radio while concurrently charging a cell phone.

The KH-3X has a number of enhancements: improved physical design; noise reduction; faster start-up cycle (several seconds versus two to three minutes); fuel level gauge to indicate the level of energy remaining in the cartridge; an attached carrying handle; a status display screen indicating the power output of the unit; interior technical modifications to eliminate hose pinching and increased power output to 30 watts of power. Each of these enhancements required several steps including designing and building the enhancement; testing the enhancement to ensure it performs as specified; incorporating and testing the enhancement in the KH-3X unit and testing the KH-3X unit in a customer environment. The designing, building and testing of the enhancements began in March 2006 and were completed by the third quarter of 2006. The testing of the enhancements is on-going.

We are currently developing the Kitty Hawk 4. The product will be designed to have a power output over three times great than the KH-3X. Product enhancements to the Kitty Hawk 4 will include: reducing the overhead required to run the Kitty Hawk 4 power system; increased ruggedness and enhanced ergonomics and physical design.

The design of the Kitty Hawk 4 system commenced in September 2006 and development is anticipated to be completed by the third quarter of 2007. Field testing is anticipated to take six to eight months. Upon completion of field testing, we anticipate units will be available for sale and delivery into select commercial and consumer markets.

Marketing Focus

We are focusing our initial efforts on three distinct markets:

Industrial Remote Monitoring: The primary target market for remote monitoring is the pipeline and wellhead applications for remote sensing and monitoring of operating conditions in oil and gas fields. Characteristically, these fields tend to be in remote locations with harsh operating environments, making access difficult. The conventional power sources used to operate these facilities are solar panels and batteries. Solar panels turn sunlight into electricity that powers the batteries which, in turn, operate the sensing and monitoring devices. However, there are a number of challenges with solar energy: if the weather is cloudy for three days or more, electricity can’t be generated to power the batteries, making consistent and reliable monitoring of such facilities difficult, if not impossible. Solar panels are also subject to a variety of abuses, from vandalism to roaming animals knocking down the panels, rendering them inoperative. The repair and maintenance of these facilities is time consuming and costly, especially in remote environments. The impact of the lack of monitoring data may result in significant loss of revenue and potentially may create an operational hazard. We seek to penetrate this market for the following reasons:

1.
Major oil producers have indicated an interest in replacing the common lead acid battery/solar panel combination due to high staffing requirements and operating costs required to maintain conventional batteries and a lack of reliability, especially in adverse weather conditions;

2.	As the price of crude oil remains high, formerly abandoned or plugged wells are coming on-line, thereby substantially increasing the size of the total available market; and

3.	Our management team and Board of Directors have knowledge of this segment, as well as numerous industry relationships.

The Company believes the HydroCell-powered Kitty Hawk is less expensive than comparable sources of energy on the market capable of producing 25 watts of power for several hours. We believe the power output of the Kitty Hawk system is capable of supporting typical user applications in this market. We are currently testing a HydroCell capable of powering a Kitty Hawk system for over 100 continuous hours. Product enhancements are planned to develop a HydroCell that is capable of generating 10,000 watt hours of power which is equivalent to running a Kitty Hawk unit for seven hundred and twenty continuous hours.

Back-up Power: With increasing outages in electrical supply to homes and businesses due to weather and peak demand requirements on the electrical industry complex, consumers are interested in a back-up power supply that can power critical components (refrigerators, freezers, alarm systems, electronic equipment, fans, etc.) for an extended period of time. Consumers want portable power so that they can decide what devices should be powered under which circumstances. Our hydrogen fuel cell products can provide a good solution since they can be used indoors and are portable. The HydroCells are small and can be stored for an extended period of time before use. Our products can power devices that need either AC or DC power and can also recharge batteries and battery powered devices, such as cell phones, laptop computers and power tools. Our fuel cell is more convenient, quieter and environmentally friendly than a gasoline generator.

Recreational Off-Site Usage: This target market is focused on high-end recreational camping, including a very specific niche target of environmentally conscious campers. We seek to enter this market for the following reasons:

1.	We believe that interest in the environment will continue to rise and that a segment of the environmental consumer market is willing to pay a premium for environmentally friendly technology;

2.
We hope that entering this market will broaden the visibility of our products (specifically, the Kitty Hawk power system) to the broader consumer market, which is the first step to entering the retail market space;

3.
This market will provide us with a good test for product performance (e.g., reliability, ease of use, new applications) as well as “new learnings” which will enable the Company to enhance and adapt its product offerings based on consumer feedback; and

4.
Our existing product has attributes ideally suited to this market segment: compact, portable, significantly lighter than batteries, environmentally friendly (water is the only by-product), high reliability, low maintenance, ease of use and long shelf life.

Continuous Technology and Product Innovation

We are committed to continuous technology and product innovation as a means of achieving and maintaining sustainable competitive advantages. Our research and product development group in Utah is narrowly focused on new technology innovation. The group’s responsibility is to create a portfolio of emerging technologies specific to the hydrogen generation and fuel cell space. The senior management team reviews the portfolio and those projects which have the highest likelihood of commercialization will be selected for the research agenda. Quarterly milestones, as well as performance and test metrics, are established to determine the viability of commercialization of the technology. If the test criteria are met, the technology is then further developed and optimized for manufacturing. Our goal is to continuously enhance our existing product lines and leverage our market and product knowledge into new products.

Once the product is tested and optimized, it is turned over to the manufacturing team for production. The manufacturing team is responsible for continuous innovation of the product’s performance, as well as design for manufacture. In November 2005, we established a manual production line sufficient to meet production requirement of five fuel cell units and 35 HydroCells per month. Our near term goal is for the manufacturing facilities to ramp up to meet a potential demand of 20 fuel cells and 200 HydroCells per month. At such time as demand reaches a run rate of 80 Kitty Hawk units per month and 800 HydroCells per month, we anticipate that manufacturing will transition from manual to automated processes. Thereafter, outsourcing relationships are expected to be established for a few simple, non-proprietary sub-components. Full outsourcing likely will begin once volume demand approaches 250 fuel cells per month and 1,500 HydroCells per month. This outsourcing event will trigger the beginning of the shift to a final assembly and test facility at our own manufacturing site located in Texas.

Utilize Strategic Relationships

Strategic relationships are critical to us for research, product development and volume manufacturing. As used in this context, these relationships are agreements with companies to perform specific activities on our behalf for which we do not have or may not want to develop the competencies to accomplish. In return, we will offer activities or provide competencies that are not available to the counterparties. It is expected that these relationships will be dissolvable at any time and may be formed for the objective of entering a market or developing a technology. We expect to seek out relationships with companies for product design and product development. As we enter into higher volume production, we intend to seek out strategic relationships for manufacturing, distribution and logistics.

We currently do not intend to actively pursue markets other than as set forth herein. However, if opportunities arise through strategic relationships with companies specializing in non-competitive markets, we expect to carefully evaluate such opportunities before making a final determination.

Strong Corporate Culture

We believe a strong corporate culture is the foundation for a successful, enduring enterprise. There are two principles which have been imbedded in the culture of the Company since its inception:

1.
Integrity above reproach: All members of our team and strategic partners are committed to conducting business in an ethical manner with our customers, suppliers, partners, employees, and the communities in which we operate. There is zero tolerance for behavior at any level that does not adhere to this principle.

2.
Frugality: We and our strategic partners are committed to the prudent allocation of resources. In every aspect of normal business activities, resource allocations are carefully weighed before making a decision. Alternatives are thoroughly discussed to determine if there is a better, more efficient option. We intend to make investments in technology and people in order to retain and enhance our competitive position and create fair returns for our stockholders.

Intellectual Property

We have filed five patent applications for the HydroCell and control system. We make every effort to protect our knowledge of our processes and procedures.

Competition

We believe that the HydroCell technology is unique and offers significant advantages over hydrogen generation technology offered by our competitors. The HydroCell is a lightweight, compact fuel cell system that, to the Company’s knowledge, when combined with water recycling, produces more hydrogen for its size and weight than any other hydrogen source currently available on the market.

Although there are a number of competitors that provide fuel cell technologies, most of these competitors do not offer a single-vendor, integrated solution consisting of the hydrogen source, the control technology, and the fuel cell. We believe our HydroCell and the integrated power system products have created a business model that gives us a competitive advantage. We believe our business model affords us the opportunity to sell the integrated power system products in line with the price point of competing fuel cell products.

Employees

We currently have 14 full-time employees, all of whom are involved in research and development. The Company’s President and CEO and Chief Financial Officer work part time on a basis allocated by SREG. The Company also hires temporary employees from time to time as needed.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that we currently deem immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition, or results of operations may be materially adversely affected

Our business is difficult to evaluate because we are a development stage company.

The Company is a development stage company that was formed in July 2004, to further the research and development of fuel source and fuel cell systems. To date, we have manufactured and marketed only twenty-five Kitty Hawk integrated power systems to select customers and manufactured about 50 KH-3X units. The Kitty Hawk products were delivered to a select customer in February and March 2006. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. An investor in our Company should consider the challenges, expenses, and difficulties we will face as a development stage company seeking to develop and manufacture a new product in a relatively new market.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We received an audit report for the year ended December 31, 2006, from our independent registered accounting firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has no significant operating history as of December 31, 2006, and since inception, the Company has not had significant revenues. Management raised additional equity and debt financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be in amounts sufficient to meet the Company’s needs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We cannot guarantee that we will not again be required to restate our consolidated financial statements.

Since our inception, we have restated our consolidated financial statements on more than one occasion to correct errors in our financial statements. For example, our Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2006, restated our financial statements at and for the period ended June 30, 2006, to make a correction to the valuation of our common stock for the purposes of accounting for stock-based compensation. We believe that we have developed processes and procedures that will ensure that our financial statements, including the financial statements contained in Form 10KSB, accurately reflect our financial position and results of operations. However, we cannot guarantee that in the future we will not again be required to restate our financial statements.

We expect to have a need for additional capital as we continue to execute our business plan.

To achieve and maintain competitiveness and continue our growth, we expect to raise substantial funds. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could be better or worse as a result of a number of factors. We anticipate the need to raise additional capital to develop, promote, and distribute our products. Such additional funding may be raised through public or private, equity or debt financings. Additional funding may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds on terms not as favorable as we would hope. We hope to raise an additional $2.0 million to $5.0 million in funding. It is anticipated that we will need to raise these monies in 2007. These funds will be required for recruiting and hiring additional technical staff, for purchasing materials for the manufacture of KH-3X and Kitty Hawk 4 units, for labor costs associated with manufacturing, for marketing expenses and for product development and enhancements to the Kitty Hawk product line.

Technological changes could force us to drastically alter our business plan.

The quest for alternate energy sources is being undertaken by numerous governments, corporations, universities and other institutions and individuals throughout the world. Many of these participants have far greater experience and resources than the Company and have been engaged in these activities for a longer period of time. In the event that commercially ready applications for alternative energy sources similar in nature to ours are introduced into the marketplace, we may be forced to alter our business plan. This can be expected to be costly and cause substantial delays in, or prevent us entirely from, realizing our objectives.

The Company must demonstrate value and reliability in order to gain consumer acceptance.

The cost of our fuel cell system is more than that of existing and competing energy providers. If we are unable to reduce our manufacturing and materials costs to produce products that are more cost-effective and reliable than those of our competitors, consumers may be unlikely to purchase our products. The price of our fuel cell system depends, in large part, on material and manufacturing costs. We cannot guarantee that we will be able to lower these costs without affecting the reliability and performance of our product.

The Company has limited experience manufacturing or selling fuel cells and fuel cell systems.

The Company has limited experience in producing, marketing, and selling any products or services on a commercial basis. To date, we have focused primarily on research and development and have only limited experience manufacturing fuel cells or fuel source systems on a large-volume, commercial basis. We believe that in order to make our products profitable we would have to produce our products through a high-volume automated process. We do not know whether or when we would be able to develop efficient, automated, low-cost manufacturing capabilities. Even if we are successful in developing such capabilities, we cannot ensure that we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers, and stockholders.

We expect that some of our fuel source products will only be commercially viable as a component of other companies’ products, and these companies may choose not to include our fuel source system in their products.

Certain of our fuel source products must be integrated into products manufactured by original equipment manufacturers (“OEMs”). We cannot guarantee that OEMs will manufacture these products. If they manufacture such products, no assurances can be given as to whether they will choose to incorporate our products or that such integration will be on financial and other business terms acceptable or profitable to us. In addition, any integration, design, marketing, manufacturing or other problems encountered by an OEM could adversely affect the market for our products and we would have no ability to control the response to such problems.

We will need to rely on third parties for the proper execution of our business strategy.

Strategic relationships are critical to us for research, product development, and volume manufacturing. We will seek out strategic relationships for product design and development. As the Company enters into higher volume production, we will seek out strategic relationships for manufacturing, distribution and logistics.

Outsourcing is expected to happen in phases. First, we will work with raw material and individual component manufacturing. We will control all the development, manufacturing, and quality internally for the initial small-volume ramp-up sufficient to meet a five fuel cell and 35 HydroCell per month rate. Our near term goal is for the manufacturing facilities to ramp up to meet a potential demand of 20 fuel cells and 200 HydroCells per month. At such time as demand reaches a run rate of 80 Kitty Hawk units per month and 800 HydroCells per month, we anticipate that manufacturing will transition from manual to automated processes. Thereafter, outsourcing relationships are expected to be established for a few simple non-proprietary sub-components. Full outsourcing likely will begin once volume demand approaches 250 fuel cells per month and 1,500 HydroCells per month. This outsourcing event will trigger the beginning of the shift to a final assembly and test facility at our own manufacturing site located in Texas.

We do not believe we should have difficulty obtaining contractors for any of this work or to supplement or replace existing contractors if any of those relationships were to be insufficient or terminate, or if the sales volume were such that we needed additional contractors to support the increases in sales volume. No assurance can be given that a suitable contractor can be found or that once found, it will consistently meet the Company’s demands with regard to timing or quality. It is possible, however, that difficulties in supplementing or replacing current contractors could develop in the future because of factors that we cannot predict at this time, creating a potential material adverse effect on the Company. The availability of raw materials may have a material adverse effect on the Company’s results of operations. Because we use only the highest quality components, any restriction on the availability or use of such raw materials, whether as the result of a reduction in supply, natural disaster, or environmental restrictions, could have a material adverse effect on the business, financial condition, and results of operations of the Company.

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

One of the factors that generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. If a public market develops for the Company’s shares, or if the Company determines to register for sale to the public those shares of Common Stock granted in any business combination or issued in any capital-raising activity, a material amount of dilution can be expected to cause the market price of our Common Stock to decline. Furthermore, the public perception of future dilution can have the same effect even if the actual dilution does not occur.

In order for us to obtain additional capital, we may find it necessary to issue securities conveying rights senior to those of the holders of the Company’s common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent we convey senior rights; the value of the Company’s common stock can be expected to decline.

If we incur indebtedness, we may become too highly leveraged and would be in risk of default.

There is no contractual or regulatory limit to the amount of debt we can take on, although we intend to follow a conservative debt policy. If our policy were to change or be eliminated due to unforeseen circumstances, we could become more highly leveraged, which could adversely affect our ability to meet our obligations, and we would then be in risk of default, which could have a material adverse effect on our financial condition, results of operations, business prospects and long term future viability.

A large-scale consumer market for our products may never develop or take longer to develop than we anticipate.

A large-scale consumer market for our products may never develop or may develop more slowly than we anticipate. Fuel cell technology is an emerging market, and we are unsure whether there will ever be popular demand for such products. The development of a large-scale market may be affected by many factors, some of which are beyond our control, including:

1. the competitive cost of fuel cell systems

2. the emergence of newer and more competitive technology

3. the future cost of raw materials

4. regulatory requirements

5. consumer perceptions regarding the safety of our product

6. consumer reluctance to try new products and technologies

If a large-scale consumer market fails to develop or develops more slowly than we anticipate, we may be unable to recover losses incurred in the development of our products.

Changes in environmental policies could hurt the market for our products and deter potential investors.

Although many governments have made the development of alternative energy sources, fuel cells in particular, a priority, we cannot assure you that these governments will not change their environmental policies or that any change would not negatively affect our business. Research for alternative energy is influenced by governmental regulations and policies concerning energy research or conservation. Depending on the nature of the governmental regulations, it could be easier and more cost efficient, or more difficult and costly, to raise funds and conduct research or to manufacture, market or sell our products in a given country. Governmental regulations may also impose more stringent requirements for the transport of the hydrogen fuel source, thereby increasing the costs of distribution.

Changes in governmental regulation could hurt the market for our products and negatively affect our ability to attract potential consumers.

The energy industry is influenced by state and federal regulations and policies. Any change in the present policies could affect additional investment in alternative forms of energy and decrease demand for our products.

Fuel cell technology may be subject to future governmental regulation, which could affect the market for our product. As our products are introduced to the market, we may be subject to additional laws and regulations. We do not know the extent to which this will affect our ability to distribute our products. In addition, any future regulation may increase our production costs and the cost of our final product.

We currently face and will continue to face significant competition.

Our products, the HydroCell hydrogen generation system and the Kitty Hawk integrated power system, are expected to face significant competition. Many companies with substantially greater resources are developing similar hydride hydrogen generation technologies and are enhancing their fuel cell technologies. We cannot be sure that customers will use our products in lieu of competitor’s product offerings in the target markets we have identified. Further, the development of new technology may affect the popularity and profitability of our products or render our products obsolete.

We depend on our intellectual property, and our failure to protect that technology could adversely affect our future success.

We rely in part on our five patent applications to protect our intellectual property. Additionally, we make every effort to protect our knowledge of our processes and procedures. Failure to protect our existing intellectual property could cause the loss of our exclusivity or the right to use the technology we developed. If we do not adequately protect our intellectual property rights, we may have to pay others for the right to use their technology.

We could face litigation regarding the legitimacy of our patents and we cannot ensure that we will be successful in such suits. These suits may result in the invalidation of our patent rights or the licensing of these rights to others.

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

Our team consists of several scientists and we also employ engineers and researchers to help develop our products. Our future success depends on our ability to attract and retain a highly skilled workforce, consisting of scientists, engineers, researchers and marketing professionals. We cannot assure you that we will be able to attract and retain such personnel. Our inability to do so could negatively impact our success.

On March 24, 2006, Dr. Kevin Shurtleff, the Company’s founder, resigned as a member of the Company’s Board of Directors and as an officer of the Company to pursue other interests and opportunities in areas not related to hydrogen fuel source and fuel cell technology. Dr. Shurtleff agreed to continue to work for the Company on a part-time basis for twenty hours per week to assist the Company in developing its control program technology and to transfer his knowledge of its hydrogen source technology.

We believe we have taken due care and diligence to capture all intellectual property developed by Dr. Shurtleff during his tenure with the Company and have taken other measures to ensure that the Company’s progress in the area of hydrogen fuel source development will not be impeded if Dr. Shurtleff leaves its employ.

We believe the measures taken to ensure the capture of all intellectual property and the competencies of the current staff will not impact the continuation of product development of the hydrogen fuel source or compromise the Company’s ability to continue product development in the hydrogen fuel source area in the future. However, there can be no assurances that we will not be impacted by Dr. Shurtleff’s resignation as director and officer or his possible future departure from the Company.

Authorization of Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,500,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. As of March 30, 2007, there were no shares of preferred stock outstanding. If shares of preferred stock are issued, such shares could affect the rights of holders of our Common stock.

Penny Stock Regulations may impose certain restrictions on marketability of the Company’s securities.

 The trading of the Company’s Common Stock is subject to rules pertaining to “penny stocks.” The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, the Company’s Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors.” For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell shares of the Company’s Common Stock and may affect the ability of investors to sell such shares of Common Stock in the secondary market and the price at which such investors can sell any of such shares.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

1.	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

2.	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

3.	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons

4.	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers

5.
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses

The Company’s management is aware of the abuses that have occurred historically in the penny stock market.

Item 2. Property.

The Company leases space in Bluffdale, Utah. The facility serves as the Company’s research, product development and manufacturing center. The facility encompasses approximately 5,500 square feet rented by the Company at a monthly rate for the first five months of 2006 of $2,700 and $2,739 for the last seven months of 2006, for a total lease expense in 2006 of $32,673. The lease originally expired on May 31, 2006, and has been extended until August 31, 2007.

On August 1, 2006, the Company subleased office space from SREG at a monthly rent of $1,905 beginning August 1, 2006, with a term of one year. Therefore, rental expense for 2006 was $9,525. Future rental commitments as of December 31, 2006, totaled approximately $13,335.

Item 3. Legal Proceedings.

    The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Preferred Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 21,500,000 shares of capital stock, comprising of 20,000,000 shares of common stock, par value $.0001 per share (the "Common Stock") and 1,500,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). As of March 30, 2007, 11,785,491 shares of Common Stock and no shares of Preferred Stock were issued and outstanding.

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

On April 10, 2005, the Company’s Board of Directors authorized a five for one split on all Common Stock issued prior to that date.

As of March 21, 2007, there were 56 record holders of 11,785,491 shares of Common Stock issued and outstanding.

The Company’s Common Stock is listed under the symbol TRUL on the NASDAQ over-the-counter bulletin board.

Preferred Stock

The Company is authorized by its Certificate of Incorporation to designate and issue up to 1,500,000 shares of Preferred Stock. As of March 30, 2007, there were no shares of Preferred Stock issued and outstanding.

Dividend Policy

        The Company has paid no dividends on its Common Stock.

On April 13, 2006, the Company’s Board of Directors approved the payment of dividends equal to an aggregate of $113,138, to be paid in the form of Common Stock to all of the holders of the Series A Preferred Stock. This dividend had accrued from July 22, 2004 to March 31, 2006. On May 5, 2006, the Company’s Board of Directors approved an additional dividend, which had accrued from April 1, 2006 to May 2, 2006, but had not been paid, to be paid in the form of Common Stock to all the holders of the Series A Preferred Stock. Accordingly, 291,361 shares of the Company’s Common Stock were issued: 283,118 shares to CCP; 2,576 shares to Dr. Kevin Shurtleff; and 5,667 shares to Andrew Nielson. The holders of the Series A Preferred Stock have since converted their preferred shares to shares of Common Stock and no more dividends shall be declared and paid on those shares of Series A Preferred Stock.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security
holders	-	-	-

Equity compensation plans not approved by
security holders (1)(2)	2,344,764	$0.94	765,841

Total	2,344,764	$0.94	765,841

(1) The Company’s Board of Directors adopted the Trulite, Inc. Stock Option Plan (the “Plan”) on April 11, 2005. The Plan is to be administered by the Company’s Board of Directors and consists of up to 3,110,805 shares of Common Stock in a stock option pool which may be granted in the form of options to employees, directors, consultants and advisors to the Company. The number of options, option price, vesting and exercise schedules and the duration of all options shall all be determined by the Company’s Board of Directors at the time of grant. Incentive stock options expire no later than seven years after the date of grant.

(2) Does not include warrants to purchase an aggregate of 1,400,000 shares of common stock.

Recent Sales of Unregistered Securities

In June 2005, pursuant to Rule 504 of Regulation D promulgated under the Securities Act, Trulite sold 1,134,725 shares of its Series A Preferred Stock to one investor, CCP, for an average cash consideration of $0.84 per share, for an aggregate investment of $950,000.

The Company raised additional equity of $1,000,000 during April 2006 through the issuance of common stock for cash consideration of $1.00 per share. These issuances of common stock to 12 accredited investors also included one year warrants to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share that expires on April 13, 2007, which was extended to April 13, 2008 (see Note 12 in the attached Notes to Financial Statements). The value of the warrants is included as additional paid in capital.

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

Item 6. Management’s Discussion and Analysis

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the twelve months ended December 31, 2006 and 2005, with their explanatory notes included as part of this Form 10-KSB.

Overview and Plan of Operation

Trulite is engaged in the development and production of portable and stationary products that produce hydrogen for the generation of electricity for commercial and consumer markets. Our strategy is to leverage the Company’s unique hydrogen source and control technology to develop fuel cell products to address end-user applications in three identified markets: Industrial Remote Monitoring; Back-up Power Generation; and Recreational Off-Site uses.

The Company is a development stage company and, as such, has not had any meaningful revenues and has accumulated a deficit since it’s inception on July 15, 2004. From July 15, 2004 through December 31, 2004, the Company had $1,750 in sales. For the years ended December 31, 2005 and 2006, the Company had revenue of $16,667 and $8,333, respectively. We estimate that we will begin to have commercially viable products resulting from the ongoing research and development and product development by the fourth quarter of 2007. Research and development expenditures will be made to further enhance the performance of the hydrogen fuel sources, to develop the electronics that control the process to generate electricity, to improve the performance of the fuel cells and other components, to increase the electrical output of the products and to test the performance and reliability of the products. Since our inception, we have spent $2.267 million in research and development and anticipate that we will spend at least $2.0 million in 2007, prior to having the first products commercially available. We will have ongoing research and development expenditures for the foreseeable future as products are developed for new applications and markets. The timing, amount and success of the research and development and manufacturing estimates are dependent on a number of factors that are difficult to project, including but not limited to the availability of qualified people, the success of the technologies under development, the cost to implement technologies, the cost of the product, the requirements of the marketplace, regulatory requirements, the availability of funds, and other factors.

We do not currently have sufficient capital to fully execute our business plan and we anticipate the need to raise additional capital to develop, promote, and distribute our product. Historically, our activities have been funded through a combination of common and preferred stock issuances and loans from existing investors. Our current financial plans require us to secure between $2.0 million and $5.0 million in 2007. Additional funding may be raised through public or private, equity or debt financings. Additional funding may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds on terms not as favorable as we would hope.

Selected operating data for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005

Sales	$8,333	$16,667

Cost of sales	5,912	12,216

GROSS PROFIT	2,421	4,451

Operating expenses:

Research and development	1,142,472	410,958
Depreciation	14,848	6,823
General and administrative	2,264,463	412,877

TOTAL OPERATING EXPENSES	3,421,783	830,658

LOSS FROM OPERATIONS	(3,419,362)	(826,207)

Other income (expense):
Interest expense	(29,726)	(663)
Interest income	5,794	5,329
Other	-	(4,411)

TOTAL OTHER INCOME (EXPENSE)	(23,932)	255

LOSS BEFORE INCOME TAXES	(3,443,294)	(825,952)

Income taxes	-	-

NET LOSS	(3,443,294)	(825,952)

Preferred stock dividends	(39,275)	(84,074)

Deemed dividend on conversion of
preferred stock to common stock	(1,586,150)	-

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(5,068,719)	$(910,026)

Revenues

For the year ended December 31, 2006, revenues totaled $8,333 versus $16,667 for the year ended December 31, 2005.

Gross profit

For the twelve months ended December 31, 2006, gross profit was $2,421 compared to $4,451 for 2005.

Operating expenses

Operating expenses were $3,421,783 for the year ended December 31, 2006. This compares to operating expenses of $830,658 for 2005. Research and development expenses increased to $1,142,472 for 2006, compared to $410,958 for 2005. The Company increased its research and development expenditures during 2006 and produced its first demonstration units. Depreciation expense increased $8,025 during 2006. General and administrative costs increased to $2,264,463 in 2006, as compared to $412,877 in 2005, primarily due to higher personnel-related costs, stock-based compensation and increased legal and accounting fees resulting from the level of effort required to register the Company’s securities.

Prior to January 1, 2006, we accounted for our stock option plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This was permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” under which no compensation expense was recognized for stock options. Stock-based compensation expense using the fair value method under SFAS 123 was included as a pro forma disclosure in the financial statement footnotes and such disclosure continues to be provided herein for periods prior to 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As permitted under the transition rules for SFAS 123(R), results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R), we recognized $511,157 of stock-based compensation expense related to stock options during 2006. Basic and diluted earnings per share were both $0.06 lower for the year ended December 31, 2006, than if we had continued to account for stock-based compensation under APB No. 25.

Other Income (Expense)

For the year ended December 31, 2006, other income (expense) was a loss of $23,932, as compared to income of $255 for 2005, primarily as a result of higher interest expense on outstanding borrowings.

Preferred dividends and deemed dividend on conversion of preferred stock to common stock

In May 2006, all of our 8% Cumulative Convertible Series A Preferred Stock was converted into common stock.

The 8% Cumulative Convertible Series A Preferred Stock (“Series A Preferred Stock”) had a liquidation value of $1.00 per share plus dividends whether or not earned or declared from the issuance date thereof at the annual rate of eight percent (8%) (the “Preferred Dividends”) of $1.00 per share (the “Original Issue Price”), payable at our option in cash or in shares of Series A Preferred Stock. In addition, the Preferred Stock had preferential treatment in liquidation to all common stock and any other stock of the Company ranking junior to the Series A Preferred Stock. Accretion of cumulative dividends outstanding on these shares was $39,275 and $84,074 for the twelve months ended December 31 2006 and 2005, respectively.

Each share of Series A Preferred Stock was convertible at any time into common shares by dividing the original issue price by a conversion price as defined. The Series A Preferred Stock was redeemable at the option of the majority holders in cash at $1.00 per share plus all accrued and unpaid Preferred Dividends on the fifth anniversary of the date of initial issuance or other events relating to change in 25% or more of the outstanding voting stock of the Company or a merger or consolidation as defined. Each holder of Series A Preferred Stock was entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock was convertible.

On May 2, 2006, 1,454,725 shares of Series A Preferred Stock were converted into 6,562,630 shares of common stock. In addition, the cumulative accreted dividends of $129,973 were converted into 291,361 shares of common stock. Upon the conversion of the Series A Preferred Stock, we recorded a non-cash charge of $1,424,762 to reflect the deemed dividend on conversion in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” In addition, we recorded a non-cash charge of $161,388 to reflect the deemed dividend on conversion of accreted dividends. The total of the two “deemed dividends” was $1,586,150. The amount of charge is equal to the difference in the value at the time of exchange of the shares of common stock exchanged for the preferred stock minus the value of the shares that the holders of the preferred stock otherwise would have had the right to receive upon conversion of the preferred stock. The charge did not affect our reported revenue, operating income, net loss, assets, liabilities or stockholders’ (deficit) equity.

Historical Sources of Cash

During the period from July 15, 2004 (inception) though December 31, 2004, the Company financed its operations principally through the sale of an aggregate of $300,000 of Series A Preferred Stock. The Company, for the year ended December 31, 2005, financed its operations through the sale of an aggregate of $950,000 of Series A Preferred Stock, along with sale of three Kitty Hawk units. The Company conducted a private placement in April 2006, raising $1,000,000 through the sale of 1,000,000 shares of Common Stock and warrants. In addition, during 2006, the Company borrowed $1,250,000 pursuant to promissory notes with related parties. Subsequent to December 31, 2006, the Company borrowed an additional $600,000 with these same parties.

Cash position and sources and uses of cash

Our cash position at December 31, 2006, was $275,957 as compared to $235,982 at December 31, 2005.

Our operating activities for the year ended December 31, 2006, used cash in the amount of $2,178,136, as compared to $810,732 used in 2005. Cash used in operating activities for 2006 and 2005, reflected a net loss of $3,443,294 and $825,952, respectively, both partially offset by adding back the non-cash charges associated with depreciation, common stock and warrants issued for consulting and management services and stock-based compensation.

The Company used $31,889 and $29,751 in investing activities for the purchase of property and equipment for the years ended December 31, 2006 and 2005, respectively.

The Company had cash inflows from financing activities of $1,000,000 during 2006 from the issuance of common stock and warrants and $950,000 during 2005 from issuances of preferred stock. During 2006, the Company also had financing cash inflows of $1,250,000 from the issuance of the above noted promissory notes.

Capital Resources Going Forward

Our intended plan of operations for 2007 is to manufacture, sell and distribute limited quantities of our product and to continue to develop our products. In the past, the Company primarily used funds derived from the private placement of its securities to fund its operations.

Cash on hand as of December 31, 2006, and cash generated by operations in conjunction with our working capital, will not be sufficient to continue our business for the next twelve months. We continually review our overall capital and funding needs, taking into account current business needs, as well as the Company’s future goals and requirements. Based on our business strategy, we believe we will need to increase our available capital through the incurrence of debt and the sale of additional securities.

On February 6, 2007, we incurred indebtedness of $360,000 pursuant to the terms of a promissory note with Standard Renewable Energy Group, LLC (“SREG”). SREG owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 45% of the Company’s common stock. The note bears interest at a rate of 11.25% until August 6, 2007, at which time the rate will become the prime rate plus 3%. The note matures on October 31, 2007 and we may prepay the note at any time without penalty.

On February 6, 2007, we incurred indebtedness of $240,000 pursuant to the terms of a promissory note with Contango Venture Capital Corporation, LLC which beneficially owns approximately 17.0% of the Company’s common stock. The note bears interest at a rate of 11.25% until August 6, 2007, at which time the rate will become the prime rate plus 3%. The note matures on October 31, 2007 and we may prepay the note at any time without penalty.

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

Going Concern

We received an audit report for the year ended December 31, 2006, from our independent registered accounting firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have had no significant operating history as of December 31, 2006, and since inception, we have not had significant revenues. We have raised additional equity and debt financing to fund operations and to provide additional working capital. However, the amount raised to date is not sufficient to meet our needs over the next twelve months and there are no assurances that we will be able to raise sufficient funds to continue our operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2006:

Contractual Obligations	Total	< 1Year	1-3 Years	3-5 years	Thereafter

Notes Payable	$1,250,000	$1,250,000	$-	$-	$-
Total	$1,250,000	$1,250,000	$-	$-	$-

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

Our accounting policies are more fully described in Note 2 - “Summary of Significant Accounting Policies” in our December 31, 2006, audited financial statements. As disclosed in Note 2 the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results will inevitably differ from those estimates, and such differences may be material to the financial statements.

At this stage of our development, we believe that of our significant accounting polices, the following may involve a higher degree of judgment, estimation or complexity than other accounting policies.

Impairment of Long Lived Assets

We review the recoverability of our long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.

Income Taxes

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at December 31, 2006, and December 31, 2005.

Revenue Recognition

Although at this stage in our development we have had no significant revenues, we consider revenue recognition a critical accounting policy as it affects timing of earnings recognition. We recognize revenues on delivery and to date our operations have not involved any uncertainty of accounting treatment, subjective judgment or estimates over revenue recognition.

Item 7. Financial Statements.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Trulite, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Trulite, Inc., (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from inception (July 15, 2004) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trulite, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and for the period from inception (July 15, 2004) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

March 30, 2007
Houston, Texas

Trulite, Inc. (a Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$275,957	$235,982
Due from affiliate	-	23,773
Accounts receivable (net of allowance for doubtful accounts of $0
as of December 31, 2006 and December 31, 2005)	-	16,667
Patent application fees	19,843	19,843
Prepaid expenses and other current assets	13,372	7,844
Total current assets	309,172	304,109

Property and equipment, net	50,079	33,038

Total assets	$359,251	$337,147

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$301,907	$44,821
Notes payable	1,250,000	-
Total current liabilities	1,551,907	44,821

Commitments and contingencies

Stockholders' (deficit) equity:
8% Cumulative Convertible, Series A Preferred Stock;
$0.0001 par value, 1,500,000 shares authorized, 0 and 1,454,725 shares issued and outstanding as of December 31, 2006 and
December 31, 2005, respectively. Liquidation value of $1.00
per share plus preferred dividend per share of $0.0623 and an
aggregate liquidation value of $1,545,354 as of December 31, 2005	-	90,843
Common Stock; $0.0001 par value, 20,000,000 shares authorized,
11,785,491 and 3,631,500 shares issued and outstanding as of
December 31, 2006 and December 31, 2005, respectively	1,178	363
Additional paid-in-capital	9,537,426	1,905,094
Deficit accumulated during the development stage	(10,731,260)	(1,703,974)
Total stockholders' (deficit) equity	(1,192,656)	292,326

Total liabilities and stockholders' (deficit) equity	$359,251	$337,147

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Operations

			Period From
			Inception
			(July 15, 2004)
	Year Ended December 31,		Through
	2006	2005	December 31, 2006

Sales	$8,333	$16,667	$26,750

Cost of sales	5,912	12,216	18,778

GROSS PROFIT	2,421	4,451	7,972

Operating expenses:

Research and development	1,142,472	410,958	2,266,539
Depreciation	14,848	6,823	22,811
General and administrative	2,264,463	412,877	2,842,213

TOTAL OPERATING EXPENSES	3,421,783	830,658	5,131,563

LOSS FROM OPERATIONS	(3,419,362)	(826,207)	(5,123,591)

Other income (expense):
Interest expense	(29,726)	(663)	(30,389)
Interest income	5,794	5,329	11,123
Other	-	(4,411)	(4,411)

TOTAL OTHER INCOME (EXPENSE)	(23,932)	255	(23,677)

LOSS BEFORE INCOME TAXES	(3,443,294)	(825,952)	(5,147,268)

Income taxes	-	-	-

NET LOSS	(3,443,294)	(825,952)	$(5,147,268)

Preferred stock dividends	(39,275)	(84,074)

Deemed dividend on conversion of
preferred stock to common stock	(1,586,150)	-

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(5,068,719)	$(910,026)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.37)	$(0.23)
Preferred and deemed dividends	(0.18)	(0.02)
Attributable to common stockholders	$(0.55)	$(0.25)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,139,510	3,607,433
Diluted	9,139,510	3,607,433

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' (Deficit) Equity
For the Periods From Inception (July 15, 2004) Through December 31, 2006

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
of $1.00 per share	20,000	2	-	-	19,998	-	20,000

July 22, 2004; common stock issued in the acquisition
of Trulite Technology, LC based on fair value of stock issued
of $0.20 per share (post April 2005 split)	-	-	2,962,300	296	592,164	-	592,460

July 28, 2004; common stock issued for management services
based on fair value of stock issued of $0.20 per share
(post April 2005 split)	-	-	343,850	34	68,736	-	68,770

Accretion of dividends	-	6,624	-	-	(6,624)	-	-

Net loss	-	-	-	-	-	(878,022)	(878,022)

Balance, December 31, 2004	320,000	6,656	3,306,150	330	974,244	(878,022)	103,208

Cash issuances:

February 1, 2005; issuance of preferred stock, at $1.00 per share	200,000	20	-	-	199,980	-	200,000

June 1, 2005; issuance of preferred stock at $0.80 per share	934,725	93	-	-	749,907	-	750,000

Non-cash issuances:

January 28, 2005; common stock issued for management services
based on fair value of stock issued of $0.20 per share (post April 2005 split)	-	-	325,350	33	65,037	-	65,070

Accretion of dividends	-	84,074	-	-	(84,074)	-	-

Net loss	-	-	-	-	-	(825,952)	(825,952)

Balance, December 31, 2005	1,454,725	90,843	3,631,500	363	1,905,094	(1,703,974)	292,326

Cash issuances:

April 13, 2006; issuance of common stock and warrants	-	-	1,000,000	100	999,900	-	1,000,000

Non-cash issuances:

April 26, 2006; common stock issued for consulting services
based on fair value of stock issued of $0.95 per share	-	-	300,000	30	284,970	-	285,000

April 26, 2006; warrants to purchase common stock issued
for consulting services based on fair value of warrants issued	-	-	-	-	162,155	-	162,155

Accretion of dividends	-	39,275	-	-	(39,275)	-	-

May 2, 2006; accretion of preferred stock for deemed
dividend on conversion of accrued dividends to common stock	-	161,388	-	-	(161,388)	-	-

May 2, 2006; accretion of preferred stock for deemed dividend
on conversion to common stock	-	1,424,762	-	-	(978,493)	(446,269)	-

May 2, 2006; conversion of preferred stock to common stock	(1,454,725)	(1,716,268)	6,853,991	685	6,853,306	(5,137,723)	-

Stock-based compensation	-	-	-	-	511,157	-	511,157

Net loss	-	-	-	-	-	(3,443,294)	(3,443,294)

Deficit, December 31, 2006	-	$-	11,785,491	$1,178	$9,537,426	$(10,731,260)	$(1,192,656)

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Cash Flows

			Period From
			Inception
			(July 15, 2004)
	Year Ended Ended December 31,		Through
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,443,294)	$(825,952)	$(5,147,268)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	14,848	6,823	22,811
Common stock issued for consulting services	285,000	-	285,000
Common stock issued for management fees	-	65,070	133,840
Stock-based compensation expense	511,157	-	511,157
Warrants issued for consulting services	162,155	-	162,155
Write-off of research and development expenses	-	-	606,798
Changes in operating assets and liabilities:
Due from affiliate	23,773	(23,773)	-
Accounts receivable	16,667	(13,967)	-
Patent application fees	-	(13,378)	(19,843)
Prepaid expenses and other current assets	(5,528)	(928)	(6,907)
Grants receivable	-	-	850
Accounts payable and accrued expenses	257,086	(4,627)	293,798
Net cash used in operating activities	(2,178,136)	(810,732)	(3,157,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(31,889)	(29,751)	(66,434)
Net cash used in investing activities	(31,889)	(29,751)	(66,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,000,000	-	1,000,000
Issuance of notes payable	1,250,000	-	1,250,000
Issuance of preferred stock	-	950,000	1,250,000
Net cash provided by financing activities	2,250,000	950,000	3,500,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,975	109,517	275,957
CASH AND CASH EQUIVALENTS, beginning of period	235,982	126,465	-
CASH AND CASH EQUIVALENTS, end of period	$275,957	$235,982	$275,957

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting services	$285,000	$-	$285,000
Common stock issued for management fees	$-	$65,070	$133,840
Warrants issued for consulting services	$162,155	$-	$162,155
Common stock options issued for compensation	$511,157	$-	$511,157
Preferred stock issued for acquisition	$-	$-	$20,000
Common stock issued for acquisition	$-	$-	$592,460
Cash paid for interest	$28,897	$-	$28,897

The accompanying notes are an integral part of these financial statements

TRULITE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 1 - Nature of Operations

Trulite, Inc. (the “Company”) was incorporated on July 15, 2004, in the State of Delaware. The Company is a development stage entity and is primarily engaged in the development of compact, lightweight hydrogen fuel cell systems.

For the year ended December 31, 2006, and since inception (July 15, 2004), the Company has not had significant revenues. The Company has no significant operating history as of December 31, 2006. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception (July 15, 2004) through December 31, 2006, management has raised additional equity and debt financing to fund operations and to provide additional working capital. However, there is no assurance that future such financing will be in amounts sufficient to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents include short-term investments with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are reported at outstanding principal less allowance for doubtful accounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Concentrations of Credit Risk. The Company maintains cash balances at a financial institution which at times exceeds federally insured amounts. The Company has not experienced any material losses in such accounts.

Revenue Recognition. Revenue from sales is recognized on delivery.

Property and Equipment. Property and equipment is carried at cost. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement of property and equipment are included in operations.

Depreciation expense was $14,848 and $6,823 for the years ended December 31, 2006 and 2005, respectively.

Research and Development Costs. Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Impairment of Long-Lived Assets. The Company reviews the recoverability of its long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value.

Income Taxes. The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company’s tax returns.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRULITE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for its stock option plan using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. This was permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” under which no compensation expense was recognized for stock options. Stock-based compensation expense using the fair value method under SFAS 123 was included as a pro forma disclosure in the financial statement footnotes and such disclosure continues to be provided herein for periods prior to 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based payments granted through December 31, 2005, for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all stock-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As permitted under the transition rules for SFAS 123(R), results for prior periods have not been restated.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise have to be bifurcated from its host contract in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of SFAS No. 155 will not have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Serving of Financial Assets an Amendment to FASB Statement No. 140.” Once effective, SFAS No. 156 will require entities to recognize a servicing asset or liability each time they undertake an obligation to service a financial asset by entering into a serving contract in certain situations. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits a choice of either the amortization or fair value measurement method for subsequent measurements. The effective date of this statement is for annual periods beginning after September 15, 2006, with earlier adoption permitted as the beginning of an entity’s fiscal year provided the entity has not issued any financial statements for that year. The Company does not believe that this pronouncement will have a material impact on its financial statements.

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

TRULITE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits the choice to measure certain financial assets and liabilities at their fair value at specified election dates. The new standard is effective for the Company on January 1, 2008, unless early adoption is elected. We do not expect the new standard to have any material impact on our financial position and results of operation.

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

Note 3 - Stock-Based Compensation

The Company has granted options to purchase common stock to employees, consultants and outside directors under the Trulite, Inc. Stock Option Plan, as amended and restated (the “Plan”). A total of 3,110,805 shares are reserved for issuance, and as of December 31, 2006, 765,841 shares remained available for grant, under the Plan. Prior to January 1, 2006, the Company accounted for grants of options using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations, and applied SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, for disclosure purposes only. Under APB No. 25, stock-based compensation cost related to stock options was not recognized in net income (loss) since the options granted under those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of grant.

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

For the year ended December 31, 2006, the total stock-based compensation expense recognized was $511,157. Basic and diluted loss per common share was therefore $0.06 lower for the year ended December 31, 2006, than if the Company had continued to account for the stock-based compensation under APB 25.

The total unrecognized compensation cost at December 31, 2006, relating to non-vested share-based compensation arrangements granted under the Plan, was $581,603. That cost is expected to be recognized over four years, with a weighted average period of 3.5 years.

TRULITE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

During 2006, the Company granted options to purchase 2,339,465 shares of common stock under the Plan. With respect to 1,175,339 of these shares, the exercise price is $0.88 per common share, which is equivalent to the fair value of a share of common stock on the date of grant. With respect to 5,000 of these shares, the exercise price is $0.88 per common share, whereas the fair value of a share of common stock on the date of grant was $0.18. With respect to options to purchase the additional 1,159,126 shares of common stock, the exercise price is $1.00 per common share. 1,065,407 of these options were vested upon grant, whereas the remaining 1,274,058 vest over four years and have varying contractual lives ranging from four to seven years. For the year ended December 31, 2005, the Company granted 466,692 options to purchase shares of common stock with an exercise price of $0.88, whereas the fair value of a share of common stock on the date of grant was $0.18. All of these options vest over four years and have a seven-year contractual life. The weighted average assumptions for the periods indicated are noted in the following table:

	For the Year Ended December 31,
	2006	2005

Risk free rate	4.85%	4.14%
Expected life (in years)	3.5	4.8
Expected volatility	71%	83%
Expected dividends	$-	$-
Fair value	$0.47	$0.06

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

The following summary presents information regarding outstanding options as of December 31, 2006, and the changes during the twelve months then ended:

	Shares	Weighted Average	Weighted Average	Aggregate
	Under	Exercise Price	Remaining	Intrinsic
	Options	Per Share	Contractual Term	Value

Outstanding at January 1, 2006	466,692	$0.88
Granted	2,339,465	0.94
Exercised	(100)	0.88
Forfeited	(461,293)	0.89
Outstanding at December 31, 2006	2,344,764	0.94	5.0 years	$84,402
Vested or expected to vest at December 31, 2006	2,216,918	0.94		83,314
Exercisable at December 31, 2006	1,080,268	$0.88	3.3 years	$74,569

The following table provides the pro forma net loss attributable to common stock and net loss per common share had the Company applied the fair value method of SFAS No. 123 for the year ended December 31, 2005. The pro forma effects presented are not necessarily indicative of the pro forma effects in future years:

TRULITE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Twelve Months
Ended
December 31, 2005

Net loss attributable to common stockholders, as reported	$(910,026)

Add: Stock-based employee compensation expense
included in reported net loss	-

Deduct: Total stock-based employee compensation expense
determined under fair value based method	2,414

Pro Forma net loss attributable to common stock	$(912,440)

Loss per share
Basic - as reported	$(0.25)
Basic - pro forma	$(0.25)

Loss per share
Diluted - as reported	$(0.25)
Diluted - pro forma	$(0.25)

Note 4 - Property and Equipment

	At December 31,
	2006	2005

Office equipment	$59,249	$27,360
Manufacturing equipment	9,491	9,491
Test equipment	4,150	4,150
Total fixed assets	72,890	41,001

Accumulated depreciation	(22,811)	(7,963)
Property and equipment, net	$50,079	$33,038

Note 5 - Accounts Payable and Accrued liabilities

	At December 31,
	2006	2005

Accounts payable	$197,267	$24,531
Accrued expenses	104,640	20,290
	$301,907	$44,821

As of December 31, 2006, $62,363 of the $197,267 accounts payable is to Standard Renewable Energy Group, LLC (“SREG”). SREG owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 45.2% of the Company’s common stock.

Note 6 - Income taxes
The Company did not incur any income tax expense due to operating losses and the related increase in the valuation allowance. The Company has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future.

The reconciliation of income taxes at the statutory rate of 35% applied to the loss before taxes for the years ended December 31, 2006 and 2005, respectively, are as follows:

TRULITE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	At December 31,
	2006	2005
Computed income tax benefit	$(1,205,153)	$(289,083)
Increase in valuation allowance	1,205,153	289,083
Tax expense	$-	$-

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	At December 31,
	2006	2005
Deferred tax assets (liabilities):
Loss carryforwards	$1,342,459	$377,575
Stock-based expense	235,659	-
Other temporary differences	10,953	6,343
	1,589,071	383,918
Less valuation allowance	(1,589,071)	(383,918)
Net deferred tax asset	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of $1,342,459 that are available to offset future taxable income. To the extent not utilized, the net operating loss carryforwards will expire in 2026.

Note 7 - Series A Preferred Stock

In May 2006, all of the Company’s 8% Cumulative Convertible Series A Preferred Stock was converted into the Company’s common stock.

The 8% Cumulative Convertible Series A Preferred Stock (“Series A Preferred Stock”) had a liquidation value of $1.00 per share plus dividends whether or not earned or declared from the issuance date thereof at the annual rate of eight percent (8%) (the “Preferred Dividends”) of $1.00 per share (the “Original Issue Price”), payable at the option of the Company in cash or in shares of Series A Preferred Stock. In addition, the Preferred Stock had preferential treatment in liquidation to all Common Stock and any other stock of the Company ranking junior to the Series A Preferred Stock. Accretion of cumulative dividends outstanding on these shares was $39,275 and $84,074 for the twelve months ended December 31, 2006 and 2005, respectively.

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

On May 2, 2006, 1,454,725 shares of Series A Preferred Stock were converted into 6,562,630 shares of common stock. In addition, the cumulative accreted dividends of $129,973 were converted into 291,361 shares of common stock. Upon the conversion of the Series A Preferred Stock, the Company recorded a non-cash charge of $1,424,762 to reflect the deemed dividend on conversion in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” In addition, the Company recorded a non-cash charge of $161,388 to reflect the deemed dividend on conversion of accreted dividends. The total of the two “deemed dividends” was $1,586,150. The amount of charge is equal to the difference in the value at the time of exchange of the shares of common stock exchanged for the preferred stock minus the value of the shares that the holders of the preferred stock otherwise would have had the right to receive upon conversion of the preferred stock. The charge did not affect the Company’s reported revenue, operating income, net loss, assets, liabilities or stockholders’ (deficit) equity.

TRULITE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 8 - Notes Payable and Other Related Party Transactions

On August 1, 2006, the Company subleased office space from Standard Renewable Energy Group, LLC, (“SREG”). SREG owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 45.2% of the Company’s common stock. The monthly rent is $1,905 beginning August 1, 2006 (rental expense for the year was $9,525), with future rental commitment for a lease expiring in July 2007 of approximately $13,335.

During the twelve months ended December 31, 2006, SREG billed the Company $71,121 for management and administrative services.

On August 9, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of two $125,000 promissory notes. Under the terms of the first promissory note, the Company borrowed $125,000 from Contango Venture Capital Corporation, LLC (“CVCC”) which beneficially owns approximately 17.0% of the Company’s common stock. Under the terms of the second promissory note, the Company borrowed $125,000 from Standard Renewable Energy LP, also a wholly owned subsidiary of SREG. Both notes bear interest at a rate of 11.25% until February 8, 2007, at which time the rate will become the prime rate plus 3%. Both notes mature on May 1, 2007, and may be prepaid by the Company at any time without penalty.

On September 21, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of a promissory note to SREG.  The note bears interest at a rate of 11.25% until May 21, 2007, at which time the rate will become the prime rate plus 3%. The note matures on June 18, 2007, and may be prepaid by the Company at any time without penalty.

On October 26, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of a promissory note with SREG. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007, and may be prepaid by the Company at any time without penalty.

On November 22, 2006, the Company incurred indebtedness of $400,000 pursuant to the terms of a promissory note with CVCC. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007, and may be prepaid by the Company at any time without penalty.

On November 28, 2006, the Company incurred indebtedness of $100,000 pursuant to the terms of a promissory note with SREG. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007, and may be prepaid by the Company at any time without penalty.

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

Warrants:

The Company raised additional equity of $1,000,000 during April 2006 through the issuance of common stock for cash consideration of $1.00 per share. These issuances of common stock also included one year warrants to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share that expires on April 13, 2007. The value of the warrants is included as additional paid in capital.

During 2006, the Company also entered into two consulting agreements for investment banking services, under which the Company was required to issue 300,000 shares of restricted common stock and 400,000 five-year warrants to purchase the Company’s common stock at $3.00 per share. One of the agreements terminates on April 25, 2008, and the second terminates on June 30, 2008. The fair value of the warrants, utilizing the Black-Scholes method and assuming a risk-free interest rate of 4.97%, expected volatility of 77%, expected life of 5 years and no dividend yield, resulted in a fair value of $162,155, which was recorded as a component of general and administrative expense in the second quarter of 2006.

TRULITE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 10 - Commitments

Leases

Rent expense during the twelve months ended December 31, 2006 and 2005, was $42,198 and $10,925, respectively. Rent expense is included in general and administrative expenses in the accompanying statements of operations.

As of December 31, 2006, total future rental commitments under all operating leases (all of which expire in 2007) total $35,913.

Other

The Company had employment agreements with certain employees that expire through 2007, under which the committed obligations totaled $222,500 at December 31, 2006.

Note 11 - Net Loss Per Share

	Twelve Months Ended December 31,
	2006	2005
Numerator:
Net loss	$(3,443,294)	$(825,952)

Increases to Net Loss:

Preferred stock dividends	(39,275)	(84,074)
Deemed dividend on conversion
of preferred stock to common stock	(1,586,150)	-

Net loss attributable to common stockholders	$(5,068,719)	$(910,026)

Denominator
Basic earnings per share - weighted average
common shares outstanding	9,139,510	3,607,433

Weighted-average dilutive effect of stock-based
awards and common stock issuable upon conversion
of preferred stock, net of assumed repurchase of
treasury stock	-	-

Fully-diluted earnings per share - weighted
average common shares outstanding	9,139,510	3,607,433

Net loss per common share
Basic and diluted	$(0.37)	$(0.23)
Preferred and deemed dividends	(0.18)	(0.02)
Attributable to common stockholders	$(0.55)	$(0.25)

Basic and diluted net loss per share for the years ended December 31, 2006, and 2005, is the same since the effect of all common stock equivalents are antidilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

The following weighted average securities are not included in the computation of diluted loss per share as their effect would have been anti-dilutive:

TRULITE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Twelve Months Ended December 31,
	2006	2005

Common stock options	1,610,461	208,679
Common stock warrants	986,301	-
8% cumulative convertible
series A preferred stock	486,237	1,407,935

Note 12 - Subsequent Events

On February 6, 2007, the Company incurred indebtedness of $360,000 pursuant to the terms of a promissory note with SREG. The note bears interest at a rate of 11.25% until August 6, 2007, at which time the rate will become the prime rate plus 3%. The note matures on October 31, 2007, and may be prepaid by the Company at any time without penalty.

On February 6, 2007, the Company incurred indebtedness of $240,000 pursuant to the terms of a promissory note with CVCC. The note bears interest at a rate of 11.25% until August 6, 2007, at which time the rate will become the prime rate plus 3%. The note matures on October 31, 2007, and may be prepaid by the Company at any time without penalty.

On February 22, 2007, the Company’s Board of Directors agreed to extend the term of the warrants, until April 13, 2008, that were issued during April 2006 in connection with the issuance of common stock for cash consideration of $1.00 per share. See Note 9. These warrants entitled the holders to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share that expires on April 13, 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our independent registered public accounting firms of the nature described in Item 304(b) of Regulation S-B promulgated under the Exchange Act.  Effective February 12, 2007, UHY Mann Frankfort Stein & Lipp CPAs, LLP, the Company’s prior independent auditors, notified Trulite that it had ceased to provide audit services to the Company, and accordingly, resigned as the independent registered public accountants of the Company on that date.  Effective on February 22, 2007, the Company engaged UHY LLP as the Company’s independent registered public accountant for the Company’s fiscal year ending December 31, 2006.  As part of our engagement, UHY LLP audited the balance sheet as of December 31, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information. None.

Part III

Item 9. Directors and Executive Officers of the Registrant.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

Item 10. Executive Compensation.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

Item 12. Certain Relationships and Related Transactions.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

Item 13. Exhibits.

Index to Exhibits

Number	Description
3.1 (1)	Certificate of Incorporation
3.2 (1)	Certificate of Amendment to the Certificate of Incorporation
3.3 (1)	Bylaws
3.4 (1)	Application of Certificate of Authority (Texas)
3.5 (13)	Amendment to Bylaws
4.1 (1)	Certificate of Designation of the 8% Cumulative Convertible Preferred Stock, Series A
4.2 (1)	Certificate of Amendment to the Certificate of Designation of the 8% Cumulative Convertible Preferred Stock, Series A
10.1 (1)	Employment Agreement of John Sifonis
10.2 (1)	April 2005 Option Agreement of John Sifonis
10.3 (1)	October 2005 Option Agreement of John Sifonis
10.4 (1)	Employment Agreement of Kevin Shurtleff
10.5 (1)	Employment Agreement of Jerry Metz
10.6 (1)	April 2005 Option Agreement of Jerry Metz
10.7 (1)	October 2005 Option Agreement of Jerry Metz
10.8 (1)	Employment Agreement of James A. Longaker
10.9 (1)	July 2005 Option Agreement of James A. Longaker
10.10 (1)	Employment Agreement of Eric Ladd
10.11 (1)	Trulite, Inc. Stock Option Plan
10.12 (1)	Contribution Agreement
10.13 (1)	Waiver Agreement
10.14 (1)	Preferred Stock Purchase Agreement
10.15 (1)	Addendum to Preferred Stock Purchase Agreement
10.16 (1)	Investor’s Rights Agreement
10.17 (1)	Right of First Refusal and Co-Sale Agreement
10.18 (4)	Option Agreement with Synexus Energy, Inc.
10.19 (5)	Stockholder Lock-Up Agreement with Contango Capital Partners, LP
10.20 (5)	Consulting Agreement with Boru Enterprises, Inc.
10.21 (5)	Memorandum of Understanding with Synexus Energy, Inc.
10.22 (5)	Grant Documents from The Defense Threat Reduction Agency and the United States Air Force
10.23 (6)	Consulting Agreement with Jelco, Inc.
10.24 (6)	Consulting Agreement with Ascend Renewable Technologies, LLC
10.25 (6)	Employment Agreement of Christopher Brydon
10.26 (6)	Employment Agreement of Eric Ladd
10.27 (6)	Employment Agreement of John Patton
10.28 (6)	Employment Agreement of Kevin Shurtleff
10.29 (6)	Stockholder Lock-Up Agreement with James Longaker
10.30 (6)	Stockholder Lock-Up Agreement with John Sifonis
10.31 (6)	Stockholder Lock-Up Agreement with Kevin Shurtleff
10.32 (6)	Stockholder Lock-Up Agreement with Eric Ladd
10.33 (6)	Amended Stock Option Plan
10.34 (6)	Stock Option Agreement with John Berger
10.35 (6)	Stock Option Agreement with Christopher Brydon
10.36 (6)	Stock Option Agreement with William Flores
10.37 (6)	Stock Option Agreement with Richard Hoesterey
10.38 (6)	Stock Option Agreement with Evan Hughes
10.39 (6)	Stock Option Agreement with Eric Ladd
10.40 (6)	Stock Option Agreement with Jenny Ligums
10.41 (6)	Stock Option Agreement with James Longaker
10.42 (6)	Stock Option Agreement with Eric Melvin
10.43 (6)	Stock Option Agreement with John Patton
10.44 (6)	Stock Option Agreement with Kevin Shurtleff
10.45 (7)	Consulting Agreement with Ken Pearson
10.46 (7)	Consulting Agreement with Jonathan Godshall
10.47 (8)	Form of Warrant Agreement for the April 13, 2006 private offering

10.48 (8)	Form of Warrant Agreement for the Boru and Jelco issuances
10.49 (8)	Resignation Letter of Thomas Samson
10.50 (9)	Revised Consulting Agreement with Boru Enterprises, Inc.
10.51 (10)	Employment Agreement dated August 7, 2006 with Jonathan Godshall.
10.52 (10)	Promissory Note dated August 9, 2006 made by Trulite in favor of Contango Venture Capital Corporation, LLC
10.53 (10)	Promissory Note dated August 9, 2006 made by Trulite in favor of Standard Renewable Energy Group, L.P.
10.54 (14)	Stock Option Agreement with Contango Capital Partners, LP
10.55 (14)	Stock Option Agreement with John Berger (May 2006)
10.56 (11)	Promissory Note dated September 21, 2006 made by Trulite in favor of Standard Renewable Energy Group, LLC
10.57 (3)	Employment Agreement dated January 1, 2007 with Kenneth Pearson.
10.58 (12)	Promissory Note, dated October 26, 2006, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC
10.59 (12)	Promissory Note, dated November 28, 2006, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC
10.60 (12)	Promissory Note, dated November 22, 2006, made by Trulite, Inc., in favor of Contango Venture Capital Corporation
10.61(15)	Promissory Note dated February 6, 2007, made by Trulite in favor of Standard Renewable Energy Group, LLC
10.62(15)	Promissory Note dated February 6, 2007, made by Trulite in favor of Contango Venture Capital Corporation
31.1(16)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(16)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(16)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to Form 10-SB, filed December 23, 2005
(2)	Previously filed as an exhibit to Form SB-2, filed June 6, 2006
(3)	Previously filed as an exhibit to Form SB-2/A, filed January 30,2007
(4)	Previously filed as an exhibit to Form 10-SB/A, filed February 23, 2006
(5)	Previously filed as an exhibit to Form 10-SB/A, filed April 21, 2006
(6)	Previously filed as an exhibit to Form 10-SB/A, filed June 8, 2006
(7)	Previously filed as an exhibit to Form 10-SB/A, filed July 7, 2006
(8)	Previously filed as an exhibit to Form 10-SB/A, filed July 28, 2006
(9)	Previously filed as an exhibit to Form 10-SB/A, filed October 6, 2006
(10)	Previously filed as an exhibit to the Company’s Form 8-K dated August 7, 2006 and incorporated herein by reference
(11)	Previously filed as an exhibit to the Company’s Form 8-K dated September 19, 2006 and incorporated herein by reference
(12)	Previously filed as an exhibit to the Company’s Form 8-K dated October 26, 2006 and incorporated herein by reference
(13)	Previously filed as an exhibit to the Company’s Form 8-K dated October 31, 2006 and incorporated herein by reference
(14)	Previously filed as an exhibit to Form 10-SB/A, filed December 22, 2006
(15)	Previously filed as an exhibit to the Company’s Form 8-K dated January 1, 2007 and incorporated herein by reference
(16)	Filed herewith

Item 14. Principal Accountant Fees and Services

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRULITE, INC.

Dated: March 30, 2007	By:	/s/ Jonathan Godshall
Jonathan Godshall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jonathan Godshall	Director, President, and Chief Executive Officer	March 30, 2007
Jonathan Godshall	(Principal Executive Officer)

/s/ G.Wade Stubblefield	Chief Financial Officer	March 30, 2007
G.Wade Stubblefield	(Principal Financial Officer)

/s/ John Berger	Chairman of the Board of Directors	March 30, 2007
John Berger

/s/ Richard Hoesterey	Director	March 30, 2007
Richard Hoesterey

/s/ General Randolph House	Director	March 30, 2007
General Randolph House

/s/ Eric Melvin	Director	March 30, 2007
Eric Melvin

/s/ John Sifonis	Director	March 30, 2007
John Sifonis

/s/ John White	Director	March 30, 2007
John White