Form 10KSB/A
period 2006-12-31
TRULITE INC
filed 2007-04-30
CIK 1346861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Amendment No. 1)
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-51696

Trulite, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1372858
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act . ☐

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

As of April 27, 2007, there were 11,785,491 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB, or Amended Report, amends the original Annual Report on Form 10-KSB of Trulite, Inc. for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on April 2, 2007, or Original Report, to add certain information required by Items 9 through 14 of Part III of the Form 10-KSB. We hereby amend Items 9, 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 9, 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amended Report.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names, ages, and positions of our executive officers, directors and director nominee for election at our 2007 annual meeting of stockholders. The only current director not a nominee for reelection at our 2007 annual meeting of stockholders is Eric Melvin.

Name	Age	Position

Jonathan Godshall	58	President, Chief Executive Officer, and Director
William Jackson Berger	33	Chairman of the Board of Directors
Richard Hoesterey	64	Director
General Randolph House	61	Director
Eric Melvin	43	Director
John Sifonis	66	Director
John White	58	Director
W. Kyle Willis	59	Director Nominee
Kenneth Pearson	52	Chief Operating Officer and Vice President of Product Development
Wade Stubblefield	40	Chief Financial Officer

Jonathan Godshall, President, Chief Executive Officer and Director.

Jonathan Godshall joined our company in June 2006 as a management consultant. On August 11, 2006, Mr. Godshall became the President and Chief Executive Officer of our company. Effective October 16, 2006, Mr. Godshall was elected a director of our company. From 1973 through 1986, Mr. Godshall held various positions with Anderson Clayton & Co., a diversified food, agribusiness, and consumer products company. This included responsibility for businesses up to $350 million in revenue as vice president and general manager of Anderson Clayton foods (Edible Oils). Next, as President and CEO of Igloo Corporation, Mr. Godshall led a successful LBO of the company in 1987, and continued as CEO there for 15 years until 2001 when he participated in the sale of Igloo. During Mr. Godshall’s tenure there, Igloo’s revenues tripled. Mr. Godshall served as the President and Chief Executive Officer of Home Fragrance Holdings, a private equity owned candle manufacturer from 2002 to 2004, and has also held various consulting and Board assignments during that time. Mr. Godshall is currently the President and Chief Executive Officer of NewPoint Energy Solutions, LP, our largest stockholder, and the President Power and Efficiency Division of Standard Renewable Energy Group, LLC, or SREG, which owns NewPoint Energy Solutions, LP. Mr. Godshall holds a B.A. in International Studies form the University of North Carolina (Morehead Scholar, Phi Beta Kappa) and an M.B.A. from Harvard Business School.

William Jackson Berger, Chairman of the Board of Directors.

William Jackson Berger has more than nine years of experience in the energy industry and has served as Chairman of the Board of Directors of Trulite since July 22, 2004. Mr. Berger is Chairman of the Board and Chief Executive Officer of SREG and Chief Executive Officer of Standard Renewable Energy, LP, one of our affiliates. Mr. Berger also serves as Chairman of the Board of NewPoint Energy Solutions, LP and Chairman of the Board of Directors of Galveston Bay Biodiesel, LP. During 1996-2001, Mr. Berger worked as a trader at Enron Corp., an energy trading entity. From January 2002 through December 2003, Mr. Berger was employed by the Federal Energy Regulatory Commission, advising on trading activities in the natural gas and power markets. In addition, he assisted the FERC with regard to how a commercial trading operation is set up with information services and models to predict power loads of utilities. He also helped analyze regulatory issues with distributed generation and interconnection into the power grid. Mr. Berger graduated cum laude from Texas A&M University with a B.S. in civil engineering in 1996. In 2003, Mr. Berger graduated from Harvard Business School with an MBA.

Richard K. Hoesterey, Director.

Richard (Dick) Hoesterey has served as a director of Trulite since May 2006 and is an experienced executive with over thirty-five years in general management and manufacturing operations management in a variety of industries including electronics, industrial goods, and power regulation. His management experience includes roles as officer and board member of private and public companies. Mr. Hoesterey joined Components Corporation of America (“CCA”) in 1997, and has served as CCA’s President and Chief Executive Officer since 2000. CCA operates as a holding company and currently has three wholly-owned subsidiary companies, which function as self-contained, stand-alone companies. These businesses are focused on design, manufacture and sale of electrical control technology components and subsystems for industrial, commercial, military, and government markets. Prior to becoming the CEO of Components Corporation, Mr. Hoesterey was a Senior Partner with Thomas Group, Inc. from 1990 to 1997. In this capacity, he was a Program Results Manager and Change Agent for several clients. From 1986 to 1990, Mr. Hoesterey was an Executive Vice President for EPI Technologies. In the capacity of Executive Vice President, he directed the growth and development of the Component Processing Division. He also directed the corporate level functions of Human Resources, Facilities and Sales. From 1984 to 1986, Mr. Hoesterey was a Director, Material Services with Compaq Telecommunications Corporation, a start-up company in the computer telephone industry. He was responsible for Purchasing, Production Planning & Control, and Material Services. From 1978 to 1986, Mr. Hoesterey was employed by Harris Corporation in a number of management positions including Director/Plant Manager, Equipment Refurbishment; Director, Manufacturing Systems Implementation; and, Director, Materials. From 1969 to 1976, Mr. Hoesterey worked for the Xerox Corporation in a number of management positions in the areas of operations, logistics, new product introductions, business improvement programs, and several MRP implementations. From 1966 to 1969, Mr. Hoesterey was a 1st Lieutenant in the U.S. Army. Mr. Hoesterey received a BBA in Industrial Management from Clarkson University in 1965 and has completed additional post graduate studies in business at Rochester Institute of Technology. He also has an APICS Certification in Production and Inventory management.

General Randolph House, Director.

General House, a Director of our company, is a retired U.S. Army Lieutenant General. Prior to his retirement in 2003, General House served the Army for thirty-three years. Notably, General House was Deputy Commandant, U.S. Army Command and General Staff College at Fort Leavenworth, Kansas. In 1996, General House was assigned to the Pentagon as Senior Military Assistant to the Secretary of Defense, Dr. William Perry. In 1997, General House was assigned as the Assistant Chief of Staff for Installation Management, Department of the Army. Later that year, he assumed command of the Eighth United States Army and Chief of Staff, United Nations Command/Combined Forces Command/United States Forces in Seoul, Korea. In 1998, General House received his second three star assignment as the Deputy Commander-in-Chief and Chief of Staff, United States Pacific Command. General House earned a Bachelor’s Degree in 1968 from Texas A&M University. He also received a Master’s Degree from Clemson University.

Eric Melvin, Director.

Eric Melvin, a director of our company, is the founder, President, and Chief Executive Officer of Mobius Risk Group, a provider of energy risk management outsourcing and advisory services. Prior to forming Mobius Risk Group, from 2000 to 2001, Mr. Melvin worked as the VP, New Business Ventures at Enron Energy Services, a subsidiary of Enron Corp. Mr. Melvin received his BGS from the University of Michigan, Ann Arbor in 1985. He also earned a JD from the University of Detroit, School of Law in 1990.

John Sifonis, Director.

John Sifonis joined our company as its President and Chief Executive Officer and as a director in October 2004. Mr. Sifonis resigned as President and Chief Executive Officer of our company August 11, 2006, but remains a director of our company. From July 1998 to October 2004 Mr. Sifonis was the Managing Director of the Internet Business Solutions Group at Cisco Systems, Inc. From December 1991 to July 1998, Mr. Sifonis was the Chief Executive Officer of SAI International, LLC. From January 1976 to August 1989 Mr. Sifonis was a Senior Partner in the Management Consulting Group of Ernst & Young. While at Ernst & Young, Mr. Sifonis also served as the National Director of the Strategic Management Consulting Group. He received a Bachelor of Science Degree in Management Science from Case Institute of Technology in 1963 and has completed additional post graduate studies at Case Institute in Operations Research.

John White, Director.

John White was named a director of our company effective October 16, 2006. Since July 1, 2006, Mr. White has served as General Counsel and Senior Vice President of Government/Investor Relations of Standard Renewable Energy Group, LLC. From March 1, 2003 to June 30, 2006, Mr. White was a partner in the Houston, Texas office of Jones, Walker, Waechter, Poitevent, Carrere & Denegre LLP and from January 1, 2004 until June 30, 2006 was Managing Partner of that office. Mr. White was a partner in the law firm of Winstead Sechrest and Minick PC from February 1, 2002 until February 28, 2003. Mr. White is Chairman of the Texas A&M University System Board of Regents.

W. Kyle Willis, Director Nominee.

W. Kyle Willis is currently Vice President and Chief Financial Officer of Ridgeway Petroleum Corp., an enhanced oil recovery company and producer of helium and CO2 gases in Arizona and New Mexico. From April 2005 to November 2006, Mr. Willis was Vice President Finance for two years with Gulf Energy Management Company, a subsidiary of Harken Energy Corp. engaged in oil and gas exploration in the United States. From 2001 through 2004, he was Vice President and Chief Financial Officer of TransAtlantic Petroleum Corp., an oil and gas exploration company with operations in the US, Nigeria and Egypt. He served as Vice President of DrillTube International, Inc., a drill pipe manufacturing company and subsidiary of Weatherford International from 1997 until 2002. From 1992 through 1996, Mr. Willis was Executive Vice President, Chief Financial Officer and Director of Buttes Gas & Oil Co., with exploration activities in the US and Canada, agriculture activities in California and providing offshore drilling services in the Gulf of Mexico. From 1983 through 1991, Mr. Willis was engaged by four national venture capital firms where he conducted financial restructurings and operational workouts of technology investments and assisted emerging technology business startups. During this period, he served as President of TCS Software, Inc., a software developer, Vice President of Image Data Corporation, a video imaging communications manufacturer, and Southwest Network Services, a wide-area data network services provider. Following initial positions engaged in public accounting with Deloitte, his career includes over 30 years of financial executive experience with companies engaged in oil and gas exploration, oilfield service and oilfield equipment manufacturing, principally in the US and Canada. Mr. Willis has served as chief financial officer of four public companies with securities listed on exchanges in the US and Canada. Mr. Willis holds a degree in Accounting from Texas A&M University and is a Certified Public Accountant.

Kenneth Pearson, Chief Operating Officer.

Kenneth Pearson became the Chief Operating Officer and Vice President of Product Development of our company effective January 1, 2007. From November 2005 until January 2007, Mr. Pearson was an independent consultant. From 2001 until 2005, he was the Chief Operating Officer of Jadoo Power Systems Inc., where he launched the company and its products. Jadoo’s primary product lines are portable fuel cell power, metal hydride storage and refilling products. During his tenure, he created and managed Jadoo’s infrastructure, product development team and strategy, intellectual property strategy, supply chain relationships and a state of the art fuel cell development and manufacturing facility. Over the past 28 years Mr. Pearson has developed a track record in the management of technology companies in a broad range of industries from fuel cells, medical devices, electronics and aerospace. Mr. Pearson holds a BSME degree and has over four additional years of formal management training. He also is certified in operations by the Association for Operations Management. Mr. Pearson held a position on Jadoo Power Systems Board of Directors for three years and was elected to the National Hydrogen Associations Board of Directors in 2004.

Wade Stubblefield, Chief Financial Officer.

Wade Stubblefield has served our company as Chief Financial Officer since December 14, 2006, and since October 2006 has served as Chief Financial Officer of Standard Renewable Energy Group, LLC. From April 2004 to October 2006, Mr. Stubblefield served as Vice President and Corporate Controller of Group 1 Automotive, Inc., a Fortune 500 automotive retailer. At the time, Group 1 Automotive’s operations encompassed 95 auto dealerships concentrated in 14 geographic locations. From December 2001 to April 2004, Mr. Stubblefield served as Managing Director of Enron’s Wholesale and Retail Estate, where he was responsible for financial and accounting matters during post-bankruptcy operations. This organization consisted of 35 subsidiaries with 100 divisions and a net asset value of approximately $6.0 billion. From August 1999 to December 2001, Mr. Stubblefield served as Vice President of Financial Operations for Enron Energy Services, a division of Enron Corp. with total annual sales of commodity and services approaching $6.0 billion, total assets of approximately $4.5 billion, and approximately 7,000 employees.

CORPORATE GOVERNANCE

Board of Directors

We are managed under the direction of our Board of Directors. Our directors generally serve one-year terms from the time of their election until the next annual meeting of stockholders or until their successors are duly elected and qualified. The size of our Board of Directors is currently set at seven members, and we currently have seven directors including four non-employee directors.

Committees of the Board of Directors

Compensation Committee

Messrs. House, Hoesterey, and Berger have been acting as the compensation committee. Mr. Hoesterey has been serving as the chairman of the compensation committee. The compensation committee has not finalized the compensation committee charter but intends to adopt one in 2007 and intends to make the charter, once approved, available on our website at www.trulitetech.com.

The compensation committee has responsibility for all aspects of the compensation program for our executive officers, including those who have attained the title of Vice President or above, and those who report directly to the Chief Executive Officer. The compensation committee has the power to retain outside counsel, compensation consultants, or other experts and will receive adequate funding from us to engage such advisors. The compensation committee has the sole authority to retain, compensate, terminate, and oversee executive compensation consultants, who are accountable ultimately to the compensation committee.

The compensation committee sets performance goals and objectives for the chief executive officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. In evaluating executive officer pay, the compensation committee may retain the services of a compensation consultant and consider recommendations from our chief executive officer with respect to goals and compensation of the other executive officers. The compensation committee assesses the information it receives in accordance with its business judgment. The compensation committee also periodically reviews director compensation. All decisions with respect to executive and director compensation are approved by the compensation committee and recommended to the full Board of Directors for ratification.

The compensation committee is responsible for administering all of our equity-based plans. The Board of Directors, however, expects to authorize our chief executive officer to grant individual stock awards to non-executive employees between scheduled meetings of the compensation committee. The compensation committee also periodically reviews compensation and equity-based plans and makes its recommendation to the Board of Directors with respect to these areas.

Nominating Committee

Our Board of Directors does not have a standing nominating committee. The entire Board of Directors participates in the consideration of director nominees. Our Board of Directors does not consider it necessary to establish a nominating committee because our Board of Directors is relatively small in size and believes it can operate more effectively in concert.

Audit Committee

Our Board of Directors does not currently have a standing audit committee. The entire Board of Directors currently acts as our audit committee. The Board of Directors anticipates forming a separate audit committee and adopting an audit committee charter in 2007. A copy of the audit committee charter, once adopted, will be made available in its entirety on our website.

Board Independence

Under the AMEX independence standards, Messrs. House, Hoesterey and Willis are independent directors. In making this determination, the Board of Directors considered Mr. Hoesterey’s role as a member of the Advisory Board of Standard Renewable Energy Group, LLC and Mr. House’s role as a member of the Board of Directors of Standard Renewable Energy Group, LLC. Standard Renewable Energy Group, LLC is the general partner of NewPoint Energy Solutions, LP, our largest stockholder. Messrs. Godshall, Berger, Melvin, Sifonis and White are not independent under the AMEX general independence rules and under the independence rules applicable to audit committees, nominating committees and compensation committees. Each member of our compensation committee other than Mr. Berger is a “non-employee director” as defined by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, an “outside director” as defined by Section 162(m) of the Internal Revenue Code, and “independent” under the AMEX independence standards.

Code of Ethics

In 2007, the Board of Directors adopted a Code of Ethics for our company. This Code is a statement of our standards for ethical behavior, legal compliance, and financial disclosure, and is applicable to all directors, officers, and employees. A copy of the Code of Ethics is available on our website at www.trulitetech.com. Additionally, should there be any changes to, or waivers from, our Code of Ethics, those changes or waivers will be posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms they file. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all of its directors and executive officers during 2006 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, with the following exceptions:

•
William Jackson Berger received stock options to purchase 176,278 shares of our common stock pursuant to Trulite’s stock option plan on April 3, 2006, became the beneficial owner of warrants to purchase of 592,500 shares of common stock on April 13, 2006, and became the beneficial owner of an additional 5,332,414 shares of common stock on September 19, 2006. These changes were inadvertently not reported on Form 4s until February 20, 2007.

•
General Randolph House became a director of the company effective February 21, 2006, but the Form 3 reporting his vested options to purchase of 3,423 shares of common stock was not filed until March 7, 2006.

•
John White became one of our directors effective October 16, 2006, but his beneficial ownership of 792 shares of our common stock, warrants for the purchase of 592,500 shares of our common stock, and options for the purchase of 176,278 shares of our common stock were not reported on Form 3 until February 20, 2007.

Item 10. Executive Compensation.

Summary Compensation

The following table contains summary information concerning the total compensation earned during 2006 by our chief executive officer and our two other most highly compensated executive officers serving in this capacity as of December 31, 2006, whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2006 and up to two additional persons who would have been among our three most highly compensated officers other than the chief executive officer and the chief financial officer, but for the fact that he or she was not serving as an executive officer at the end of the fiscal year ended December 31, 2006. We refer to the listed executive officers as the named executive officers.

Summary Compensation Table for the Fiscal Year Ended December 31, 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)

Jonathan Godshall (2)	2006	$40,769	--	$44,172	(3)	$20,000		$104,941
President and Chief Executive Officer

Wade Stubblefield (4)	2006	--	--	--		--		--
Chief Financial Officer

Kenneth Pearson	2006	--	$15,000(5)	$27,178	(6)	$123,132	(7)	$165,310
Chief Operating Officer and Vice President of Product Development

John Sifonis (8)	2006	--	--	$48,129	(9)	$54,000		$102,387
Former President and Chief Executive Officer

Jim Longaker (10)	2006	$60,500	$10,000	$2,628		--		$73,128
Former Chief Financial Officer and Secretary

(1)
These amounts represent the dollar amount of compensation cost we recognized during 2006 for awards granted during 2006 based on the grant date fair value of the named executive officer’s option awards in accordance with SFAS 123(R). See Note 3 to our December 31, 2006 financial statements for assumptions used in determining compensation expense on options granted in accordance with SFAS 123(R).

(2)
Mr. Godshall’s employment as our President and Chief Executive Officer commenced in August 2006. His 2006 annual base salary was $120,000 (of which he earned $40,769 during 2006) increasing to $200,000 as of November 30, 2006. Prior to Mr. Godshall’s employment with us, we paid Mr. Godshall consulting fees of approximately $20,000. A portion of Mr. Godshall’s base salary was paid by NewPoint Energy Solutions in 2006.

(3)	All listed options vest over a four year period beginning in 2006 with 25% vesting each year.

(4)
Mr. Stubblefield’s base salary is paid by SREG Manager, LLC, the manager of SREG, and we pay SREG Manager, LLC a services fee for a portion of his base salary and other services and office space provided to us. See “Certain Relationships and Related Transactions.”

(5)	Amount represents bonus earned by Mr. Pearson during 2006 but not paid until 2007.

(6)
Except for an option to purchase 15,000 shares of our common stock with immediate vesting granted to Mr. Pearson, all options granted to Mr. Pearson in 2006 vest over a four year period from the date of grant with 25% vesting in each of the four years.

(7)
Amount consists of $57,098 paid to Mr. Pearson for services rendered to us under a consulting agreement we entered into with Mr. Pearson on June 1, 2006 and $66,034 paid to Ascend Renewable Technologies, LLC, an entity controlled by Mr. Pearson, for consulting services.

(8)
Mr. Sifonis’ employment as our President and Chief Executive Officer terminated in August 2006, and we ceased making salary payments to Mr. Sifonis at that time. Actual salary paid to Mr. Sifonis in 2006 was $54,000.

(9)
All of the options granted to John Sifonis were to vest over a four year period in 18.5%, 22.5%, 26.5%, and 32.5% increments. On December 14, 2006, our Board of Directors approved accelerated vesting of 69,283 shares.

(10)
Mr. Longaker’s employment as our Chief Financial Officer and Secretary terminated in October 2006, and we ceased making salary payments to Mr. Langaker at that time. All listed options were to vest over a four-year period in 18.5%, 22.5%, 26.5%, and 32.5% increments. Vesting ceased upon termination of employment.

Employment Agreements

We are currently a party to employment agreements with Jonathan Godshall, our President; Eric Ladd; Dr. Kevin Shurtleff; Christopher Brydon; and John Patton. Additionally, portions of the employment agreement between John Sifonis and us survive Mr. Sifonis’ resignation as our President and Chief Executive Officer.

John Sifonis entered into an employment agreement with us as of October 20, 2004 (the “Sifonis Agreement”). The Sifonis Agreement contains customary confidentiality and non-disclosure provisions that survive the termination of Mr. Sifonis’ employment with us, as well as a worldwide non-compete provision with respect to any business that competes in whole or in part with our services, products or activities of relating to our hydrogen fuel technology that survives the termination of Mr. Sifonis’ employment with us for a period of two years.

In August 2006, we entered into an employment agreement with Jonathan Godshall, pursuant to which Mr. Godshall is employed as our President and Chief Executive Officer for a one-year term. Under the employment agreement, Mr. Godshall received an annual base salary of $120,000, that was scheduled to increase to $200,000 per year upon the earlier of (i) November 30, 2006 and (ii) the completion of a financing round. Effective January 1, 2007, Mr. Godshall accepted a decrease in his annual salary to $100,000. The employment agreement provides that if Mr. Godshall is terminated without cause or he terminates for good reason (as such terms are defined in the employment agreement), then he will be entitled to receive his base salary for six months following such termination and his unexercised stock options will continue to vest for twelve months following such termination. In addition, if we do not renew the employment agreement at the end of the one-year term, Mr. Godshall will be entitled to receive his base salary for four months.

On August 7, 2006, the Board of Directors granted Mr. Godshall a stock option to acquire 676,626 shares of our common stock, at an exercise price of $1.00 per share and which vests 25% on each of June 15, 2007, June 15, 2008, June 15, 2009, and June 15, 2010. The stock option expires on August 7, 2013. In addition, Mr. Godshall’s employment agreement provides that the Board of Directors will grant him additional stock options to acquire a number of shares equal to 5% of any new stock issued and any new stock options granted after August 7, 2006, such grant to occur on the earlier of (i) December 31, 2006 or (ii) the completion of a financing round. As of December 31, 2006, neither of these events had occurred, and therefore no additional options will be granted under this arrangement. The exercise price of Mr. Godshall’s stock options are based on the fair market value on the date of grant and have vesting terms consistent with other stock options we grant. All of such stock options will automatically vest upon a change in control, merger, or buyout of our company.

Eric Ladd entered into an amended employment agreement with us as of March 26, 2006 (the “Ladd Agreement”). Mr. Ladd’s position with us is a Control and Systems Engineer. The Ladd Agreement continued until January 31, 2007, whereupon the employment of Mr. Ladd became a month-to-month, at will employment, but otherwise still subject to the Ladd Agreement. Mr. Ladd agrees to work full time in service to us and receives an annual salary of $80,000. In addition, Mr. Ladd received an $11,000 sign-on bonus and a one-time bonus of $5,000 on December 7, 2006. The Ladd Agreement contains customary confidentiality and non-disclosure provisions, as well as a one year, worldwide non-compete provision with respect to any business that competes in whole or in part with our services, products, or activities relating to its hydrogen fuel technology and fuel cell system technology.

Ken Pearson entered into an employment agreement (the “Pearson Employment Agreement”) on January 1, 2007. Mr. Pearson is employed as our Chief Operating Officer. The initial term of employment ends May 31, 2007 and if we elect not to renew the Pearson Employment Agreement at the end of this initial term, we are obligated to pay Mr. Pearson his salary for an additional 120 days as severance. The Pearson Employment Agreement provides for an annual base salary of $155,000. The Pearson Employment Agreement includes confidentiality and non-competition provisions.

Effective June 1, 2006, we entered into a consulting agreement with Ken Pearson (the “Pearson Consulting Agreement”), pursuant to which Mr. Pearson performed certain services. Mr. Pearson’s roles and responsibilities included: product development, regulatory and government regulations, strategic product and technology alliances and acquisitions, advanced supply chain agreements and alliances, research and development, intellectual property management and strategy formulation, and operational responsibilities. In exchange for his services, we paid Mr. Pearson compensation equal to a prorated fee of $115,000 per year ($9,583 per month). Additionally, we paid Mr. Pearson a $15,000 signing bonus. In December 2006, the Board of Directors also awarded Mr. Pearson a $15,000 performance bonus based on agreed upon performance goals. Pursuant to the Pearson Consulting Agreement, Mr. Pearson received an option on August 7, 2006 to purchase 15,000 shares of our common stock, at an option price of $1.00 per share, which option is fully vested. Mr. Pearson also received an option to purchase 300,000 shares of our common stock at an option share price of $1.00 effective August 7, 2006. The grant of the options is subject to the terms and conditions set forth in our Amended and Restated Stock Option Plan. In December 2006, the Board of Directors also awarded Mr. Pearson options to purchase an additional 40,000 shares of our common stock. The term of this agreement was for seven months beginning June 1, 2006 and ending on December 31, 2006. This agreement contained customary confidentiality and non-disclosure provisions to be in effect during and following the termination of the agreement, as well as a one-year non-compete provision with respect to any business that competes in whole or in part with our services, products, or activities relating to its hydrogen fuel technology and hydrogen fuel cell technology.

Prior to entering into the Pearson Consulting Agreement, we were party to an oral consulting arrangement with Ascend Technologies, LLC, an entity controlled by Mr. Pearson. Pursuant to the arrangement, Ascend performed the following services to us: assessment of the technology based on current design, including product reliability and testing procedures, product life testing assessment, product certification and regulatory compliance strategy, facilities and manufacturing review, supply chain management strategies and future technology and integration development. In exchange for these services, we paid Ascend an hourly fee equal to $68.00 per hour, granted Ascend an option to purchase 6,000 shares of our common stock and reimbursed Ascend for its out-of-pocket expenses. This arrangement terminated upon our entry into the Pearson Consulting Agreement.

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006.

Outstanding Equity Awards at December 31, 2006 Table

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date

Jonathan Godshall (1)	--	676,626		$1.00	8/7/2013

Wade Stubblefield	--	--		--	--

Ken Pearson (1)	15,000	--		$1.00	8/7/2013
	-- --	300,000 40,000	$ $	1.00 1.00	8/7/2013 12/14/2013
John Sifonis (2)	17,309	24,909		$0.88	10/17/2012
	102,197 3,700	-- 16,300	$ $	0.88 1.00	4/11/2012 5/6/2013
Jim Longaker	--	--		--	--

(1)	All listed options vest over a four year period beginning in 2006 with 25% vesting each year.

(2)
All listed options were to vest over a four-year period in 18.5%, 22.5%, 26.5%, and 32.5% increments. Mr. Sifonis forfeited options to purchase 147,064 shares of our common stock after his employment with us was terminated. Mr. Sifonis was also granted an option to purchase 102,197 shares of our common stock with an exercise price of $0.88 per share. This grant was made outside of our Amended and Restated Stock Option Plan.

Director Compensation

The following table sets forth certain information concerning the compensation of our directors for year ended December 21, 2006.

Director Compensation Table for the Fiscal Year Ended December 31, 2006

Name	Option Awards ($)(1)	Total ($)

William Jackson Berger	$1,493	$1,493
Richard Hoesterey	$1,493	$1,493
General Randolph House	--	--
Eric Melvin	$1,493	$1,493
John Sifonis	$1,990	$1,990
John White	--	--
William Flores (2)	$1,493	$1,493

(1)
These amounts represent the dollar amount of compensation cost we recognized during 2006 for awards granted during 2006 based on the grant date fair value of the named executive officer’s option awards in accordance with SFAS 123(R). See Note 3 to our December 31, 2006 financial statements for assumptions used in determining compensation expense on options granted in accordance with SFAS 123(R).

(2)
Mr. Flores was granted options to purchase 20,000 shares of our common stock at an exercise price of $1.00 per share at the time that he joined our Board of Directors in 2006, and the dollar amount of compensation cost recognized is shown for this grant. Mr. Flores subsequently resigned from the Board and forfeited all of these options at that time.

We do not sponsor a pension benefits plan, a non-qualified deferred compensation plan or a non-equity incentive plan for our directors; therefore, these columns have been omitted from the above table. In the past we have not had a standard compensation policy for our outside directors although we intend to develop one in the future. Generally, our Chairman of the Board of Directors and members of the board who are also our employees do not receive compensation for their services as directors. In 2005 and 2006 we granted our non-employee directors options to purchase an aggregate of 103,633 shares of our common stock at a weighted exercise price of $0.97 per share. Except for options grants, reimbursement of travel expenses to attend board and committee meetings, no other or additional compensation for services were paid to any of the directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 27, 2007 by (1) each director and nominee, (2) each current executive officer, (3) each person known or believed by us to own beneficially five percent or more of our common stock, and (4) all directors, nominees and executive officers as a group.

Name and Address	Amount and Nature of Beneficial Ownership(1)			Percentage of Class(1)
NewPoint Energy Solutions, LP (a) 5 Houston Center 1401 McKinney Street, Suite 900 Houston, Texas 77010-4035	5,331,622			45.2%

Kevin Shurtleff (b) 573 East 950 North Orem, UT 84097	2,734,763	(c	)	21.9%

Andrew J. Nielson 340 South 800 West Orem, UT 84058	1,120,745	(d	)	9.5%

Eric Ladd 4987 West Woodbend Road West Jordan, UT 84084	648,794	(e	)	5.22%

William Jackson Berger (f) 5 Houston Center 1401 McKinney Street, Suite 900 Houston, Texas 77010-4035	6,104,892	(g	)	48.6%

Contango Capital Partners, LP (h) 5 Houston Center 1401 McKinney Street, Suite 900 Houston, Texas 77010-4035	768,778	(i	)	6.1%

John Sifonis (j) P.O. Box 201887 Arlington, TX 76006-1887	123,206	(k	)	1.0%

General Randolph House (l) 905 Carmel Place College Station, TX 77845	8,165	(m	)		*

Eric Melvin (n) Three Riverway Suite 1700 Houston, TX 77056	849,620	(o	)	6.8%

John White (p) 5 Houston Center 1401 McKinney Street, Suite 900 Houston, Texas 77010-4035	769,570	(q	)	6.1%

Contango Venture Capital Corporation (r) 3700 Buffalo Speedway, Suite 960 Houston, TX 77098	2,001,014	(s	)	16.98%

Richard Hoesterey (t) 7852 La Cosa Drive Dallas, TX 75248	3,700				*

Jonathan H. Godshall (u) 5 Houston Center 1401 McKinney Street, Suite 900 Houston, Texas 77010-4035	0				*

Wade Stubblefield (v) 5 Houston Center 1401 McKinney Street, Suite 900 Houston, Texas 77010-4035	0				*

Kenneth Pearson (w) 5 Houston Center 1401 McKinney Street, Suite 900 Houston, Texas 77010-4035	15,000	(x	)		*

W. Kyle Willis 510 Bering Dr., Suite 510 Houston, Texas 77057	0				*

All Directors, Nominees and Executive Officers as a Group (10 individuals)	6,335,013	(y	)	49.8%

* Less than one percent.

(1)
Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, shares of common stock subject to options or warrants held by that person that are exercisable as of April 27, 2007, or exercisable within 60 days of April 27, 2007, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. We have calculated the percentage of issued and outstanding shares of common stock held by each individual and group based on 11,785,491 shares of common stock issued and outstanding as of April 27, 2007. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options and warrants that are not exercisable as of April 27, 2007 or exercisable within 60 days of April 27, 2007.

(a)
Standard Renewable Energy Services, GP LLC is the general partner of NewPoint Energy Solutions, LP. William Jackson Berger is the sole member and manager of Standard Renewable Energy Services, GP LLC and in that capacity has voting and dispositive power over these shares.

(b)	Dr. Shurtleff resigned from his position as member of our Board of Directors and Vice President of Technology on March 24, 2006. Dr. Shurtleff resigned from our company effective April 20, 2007.

(c)	Represents 2,035,460 shares of our common stock and currently exercisable options to purchase up to 699,303 shares of our common stock at a price of $.88 per share.

(d)
Effective March 2, 2005, Mr. Nielson gave an option to Eric Ladd to purchase up to 473,968 shares of his common stock for an aggregate purchase price of $48,000, exercisable at any time until March 2, 2014.

(e)
Represents currently exercisable options to purchase 174,826 shares of our common stock at a price of $0.88 per share from us and a currently exercisable option to purchase up to 473,968 shares of our common stock from Andrew Nielson for an aggregate purchase price of $48,000. This option to purchase Mr. Nielson’s common stock expires March 2, 2014.

(f)	Mr. Berger is the Chairman of the Board of Directors of our company and the managing partner of Contango Capital Partners, LP, or CCP.

(g)
Includes currently exercisable options to purchase 3,700 shares of our common stock at a price of $1.00 per share owned by Mr. Berger, warrants to purchase 592,500 shares of our common stock owned by CCP, options granted to CCP to purchase 176,278 shares of our common stock, and 792 shares owned by Contango Capital Partnership Management LLC, or CCPM, which is the general partner of CCP. Although he does not have sole voting or dispositive power over the warrants and options owned by CCP, as a manager of the general partner of CCP he may be deemed to be the beneficial owner thereof. Includes 5,331,622 shares owned by NewPoint Energy Solutions, LP. Mr. Berger is the sole member and manager of Standard Renewable Energy Services, GP LLC, the general partner of NewPoint Energy Solutions, LP, and in that capacity has voting and dispositive power over these shares.

(h)
The general partner of CCP is CCPM. William Jackson Berger, Kenneth R. Peak, Todd Sullivan, Gerald Sullivan, Eric Melvin, and John D. White are the managers of CCPM and collectively exercise voting and investment power on behalf of CCP.

(i)
Represents currently exercisable options to purchase up to 176,278 shares of our common stock at a price of $.88 per share and warrants to purchase 592,500 shares of our common stock at a strike price of $1.50 per share.

(j)	Mr. Sifonis a director of our company. Mr. Sifonis resigned as President and CEO effective August 11, 2006.

(k)
Represents options to purchase up to 119,506 shares of our common stock at a price of $.88 per share and 3,700 shares of our common stock at a price of $1.00 per share that are currently exercisable or exercisable within 60 days of April 27, 2007.

(l)	General Randolph House is a director of our company.

(m)	Represents options to purchase up to 8,165 shares of our common stock at a price of $.88 per share that are currently exercisable or exercisable within 60 days of April 27, 2007.

(n)	Mr. Melvin is a director of our company, and Mr. Melvin is a manager of CCPM (see note (h) above).

(o)
Includes currently exercisable options to purchase 3,700 shares of our common stock at a price of $1.00 per share, warrants to purchase 592,500 shares of our common stock owned by CCP, options to purchase 176,278 shares of our common stock owned by CCP and 792 shares owned by CCPM. Although Mr. Melvin does not have sole voting or dispositive power over the shares owned by CCP, as a manager of the general partner of CCP he may be deemed a beneficial owner thereof. The amount also includes 76, 350 shares of our common stock owned by Mobius Risk Group. Mr. Melvin is the founder, President, and Chief Executive Officer of Mobius Risk Group and may be deemed to beneficially own the shares of our common stock owned by Mobius.

(p)	Mr. White is a director of our company, and Mr. White is a manager of CCPM (see note (h) above)..

(q)
Consists of warrants to purchase 592,500 shares of our common stock owned by CCP and options to purchase 176,278 shares of our common stock owned by CCP, and 792 shares owned by CCPM. Although Mr. White does not have sole voting or dispositive power over the shares owned by CCP, as a manager of the general partner of CCP he may be deemed a beneficial owner thereof.

(r)
Contango Venture Capital Corporation is owned by Contango Oil & Gas Company. Kenneth R. Peak, Lesia Bautina, Sergio Castro and Marc Duncan are the executive officers of Contango Oil & Gas Company. The Board of Directors of Contango Oil & Gas Company consists of Kenneth R. Peak, Jay D. Brehmer, Darrell W. Williams, Charles M. Reimer and Steven L. Schoonover.

(s)	Represents 2,001,014 shares of our common stock owned by Contango Venture Capital Corporation.

(t)	Mr. Hoesterey was appointed to our Board of Directors on May 5, 2006 and owns currently exercisable options to purchase 3,700 shares of our common stock at a price of $1.00 per share.

(u)	Mr. Godshall was appointed President and Chief Operating Officer on August 7, 2006 and became a director effective October 16, 2006.

(v)	Mr. Stubblefield is the Chief Financial Officer of our company.

(w)	Mr. Pearson is the Chief Operating Officer of our company.

(x)	Represents currently exercisable options to purchase 15,000 shares of our common stock at a price of $1.00 per share.

(y)
Consists of 5,408,764 shares (5,331,622 shares owned by NewPoint Energy Solutions, LP, 792 shares owned by CCPM and 76,350 shares owned by Mobius) of our common stock, warrants to purchase 592,500 shares of our common stock owned by CCP; options to purchase 176,278 shares of our common stock owned by CCP; and options to purchase 157,471 shares of our common stock owned by Messrs. Sifonis, Berger, House, Pearson, Melvin and Hoesterey.

Securities authorized for issuance under equity compensation plans as of December 31, 2006.

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

(1)
The Trulite, Inc. Stock Option Plan was originally approved by the Board of Directors in April 2005. In April 2006, the Board of Directors took action which effectively amended the Stock Option Plan to increase the maximum number of shares issuable under the plan from 1,721,665 shares of common stock to 3,110,805 shares of common stock. In addition, later in April 2006, the Board of Directors amended and restated the Stock Option Plan to clarify the terms and conditions of the plan. The number of options, option price, vesting and exercise schedules and the duration of all options shall all be determined by our Board of Directors at the time of grant; provided, however, that the option price of any options granted under the plan may not be less than fair market value at the time of grant. Incentive stock options expire no later than seven years after the date of grant.

(2)	Does not include outstanding warrants to purchase an aggregate of 1,400,000 shares of common stock.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The initial investor in our company was Trulite Energy Partners, L.P., which invested $100,000 and received 100,000 shares of Preferred Stock on July 28, 2004. Trulite Energy Partners, L.P. merged with and into CCP. William Jackson Berger, the Chairman of the Board of Directors of Trulite, is the Chairman of the Board of Directors of CCP and the managing partner of Contango Capital Partnership Management LLC, or CCPM, an entity which is the general partner of CCP. We had a management agreement with CCPM, which was transferred to CCP. In exchange for managing our day-to-day operations, CCP received 68,770 shares of our common stock (343,850 shares of our common stock, post stock split) on July 28, 2004, and six months later received an additional 65,070 shares of our common stock (325,350 shares of our common stock, post stock split). The management agreement with CCP ended on January 28, 2005, and no further payments are due or owing from us.

Our revenue has totaled $1,750, $16,667 and $8,333 for 2004, 2005 and 2006, respectively. All of the revenue was obtained from Protonex. CCP owns approximately 6.4% of Protonex’s stock and Mr. Berger, our Chairman and a partner with CCP, was a member of the Board of Directors of Protonex until May 2006. The revenues derived from Protonex were from military contracts obtained by Protonex and we were chosen through a competitive bidding process as the sub-contractor on the projects.

On March 31, 2006, we entered into lock-up agreements, or Lock-Up Agreements, with each of CCP (which is binding on transferees of CCP), Dr. Kevin Shurtleff, John Sifonis, and Eric Ladd (for purposes of this paragraph only, the “Stockholders”). Pursuant to the Lock-Up Agreements, the Stockholders shall not, without our prior written consent or the managing underwriter, if any, during the period commencing on the date of the final prospectus relating to a public offering of our equity securities and ending on the date specified by us or the managing underwriter, if any, enter into certain transactions with respect to our equity securities.

On August 9, 2006, we incurred indebtedness pursuant to the terms of a $125,000 promissory note payable to Contango Venture Capital Corporation, LLC, the owner of approximately 17% of our common stock. The note bears interest at a rate of 11.25% per annum until February 8, 2007, at which time the rate will become the prime rate plus 3%. The note matures on May 1, 2007 and may be prepaid without penalty.

On August 9, 2006, we incurred indebtedness pursuant to the terms of a $125,000 promissory note payable to Standard Renewable Energy, LP, a subsidiary of SREG. Mr. Berger, the Chairman of our Board of Directors, is the Chief Executive Officer of SREG. SREG owns NewPoint Energy Solutions, LP, which is the owner of approximately 45% of our common stock. The note bears interest at a rate of 11.25% per annum until February 8, 2007, at which time the rate will become the prime rate plus 3%. The note matures on May 1, 2007 and may be prepaid without penalty.

On September 21, 2006, we incurred indebtedness of $250,000 pursuant to the terms of a promissory note payable to SREG. The note bears interest at a rate of 11.25% until May 21, 2007 at which time the rate will become prime plus 3%. The note matures June 18, 2007 and may be prepaid at any time without penalty.

On October 26, 2006, we incurred indebtedness of $250,000 pursuant to the terms of a promissory note with SREG. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007 and may be prepaid at any time without penalty.

On November 22, 2006, we incurred indebtedness of $400,000 pursuant to the terms of a promissory note with Contango Venture Capital Corporation, LLC. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007 and may be prepaid at any time without penalty.

On November 28, 2006, we incurred indebtedness of $100,000 pursuant to the terms of a promissory note with SREG. The note bears interest at a rate of 11.25% until April 24, 2007, at which time the rate will become the prime rate plus 3%. The note matures on July 22, 2007 and may be prepaid by us at any time without penalty.

On February 6, 2007, we executed two promissory notes, pursuant to which we are obligated to repay a total of $600,000, together with accrued interest: $360,000 to SREG, and $240,000 to Contango Venture Capital Corporation. The notes carry an interest rate of 11.25% through August 5, 2007, after which date they will carry an interest rate equal to the prime rate plus 3%. Both notes mature on October 31, 2007 and may be prepaid by us at any time without penalty.

On April 5, 2007, we entered into agreements with the holders of our outstanding promissory notes aggregating $1,850,000 in principal amount, including SREG and Contango Venture Capital Corporation, with respect to the exchange of such promissory notes for shares of our common stock. Under each of these agreements, we and the holder of the note agreed that on the third business day following the last of the first ten trading days on which our common stock has been traded on the Over the Counter Bulletin Board, all principal and accrued but unpaid interest on the note(s) would be canceled, and in consideration of cancellation we would issue to the holder of the note(s) in a private transaction a number of shares of our common stock determined by multiplying 2 times the quotient of (x) the aggregate principal balance of and accrued but unpaid interest on the note(s) as of the close of business on the day before such issuance divided by (y) the average closing sale price for our common stock as quoted on the Over the Counter Bulletin Board for the first ten trading days on which our common stock actually trades. At March 31, 2007 accrued but unpaid interest on the notes aggregated $45,469. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 in entering into these agreements. On April 24, 2007, we amended these agreements to provide that the conversion and related issuance of shares of our common stock will not occur until the later of (1) the first business day following the filing of an amendment to our Certificate of Incorporation increasing the total number of authorized shares of common stock we are authorized to issue to 50,000,000, (2) the first business day following the date on which there are 13,785,491 shares of our common stock outstanding or (3) the third business day following the last of the first ten trading days on which our common stock has traded on the over the counter bulletin board.

We receive certain administrative and management services from SREG Manager, LLC, the manager of SREG. In addition, we use a small amount of space in an office building where SREG Manager, LLC is the tenant. We reimburse SREG Manager, LLC for its employee time dedicated to us, for a pro-rata portion of office space, and for general and administrative costs based on an allocation of how much of those services were estimated to have been used by us. We are charged monthly for the services provided to us during the previous month. In 2005 and 2006, we made payments for such services totaling approximately $0 and $73,100, respectively.

In April 2007, we entered into a lock-up agreement with Andrew J. Nielson, a beneficial owner of approximately 9.5% of our outstanding common stock. Pursuant to the lock-up agreement, Mr. Nielson agreed not to enter into certain transactions with respect to our equity securities without our prior written consent. These restrictions are subject to certain exceptions and do not restrict the sale by Mr. Nielson of 473,968 shares of our common stock upon the exercise of an option granted by Mr. Nielson to Eric Ladd. The term of the lock-up agreement expires on April 19, 2008. In connection with this lock-up agreement, we issued Mr. Nielson a warrant to purchase 120,000 shares of our common stock at $1.50 per share. The warrant is exercisable, in whole or in part, at any time prior to the second anniversary of the issuance of the warrant. In addition, we granted Mr. Nielson certain piggy-back registration rights with respect to the shares of our common stock issuable upon exercise of the warrant.

Director Independence

See “Item 9. - Corporate Governance - Board Independence” for a discussion related to the independence of the members of our Board of Directors.

Item 13. Exhibits.

Index to Exhibits

Number	Description
3.1 (1)	Certificate of Incorporation

3.2 (1)	Certificate of Amendment to the Certificate of Incorporation

3.3 (1)	Bylaws

3.4 (1)	Application of Certificate of Authority (Texas)

3.5 (13)	Amendment to Bylaws

4.1 (1)	Certificate of Designation of the 8% Cumulative Convertible Preferred Stock, Series A

4.2 (1)	Certificate of Amendment to the Certificate of Designation of the 8% Cumulative Convertible Preferred Stock, Series A

10.1 (1) **	Employment Agreement of John Sifonis

10.2 (1) **	April 2005 Option Agreement of John Sifonis

10.3 (1) **	October 2005 Option Agreement of John Sifonis

10.4 (1) **	Employment Agreement of Kevin Shurtleff

10.5 (1) **	Employment Agreement of Jerry Metz

10.6 (1) **	April 2005 Option Agreement of Jerry Metz

10.7 (1) **	October 2005 Option Agreement of Jerry Metz

10.8 (1) **	Employment Agreement of James A. Longaker

10.9 (1) **	July 2005 Option Agreement of James A. Longaker

10.10 (1) **	Employment Agreement of Eric Ladd

10.11 (1) **	Trulite, Inc. Stock Option Plan

10.12 (1)	Contribution Agreement

10.13 (1)	Waiver Agreement

10.14 (1)	Preferred Stock Purchase Agreement

10.15 (1)	Addendum to Preferred Stock Purchase Agreement

10.16 (1)	Investor’s Rights Agreement

10.17 (1)	Right of First Refusal and Co-Sale Agreement

10.18 (4)	Option Agreement with Synexus Energy, Inc.

10.19 (5)	Stockholder Lock-Up Agreement with Contango Capital Partners, LP

10.20 (5)	Consulting Agreement with Boru Enterprises, Inc.

10.21 (5)	Memorandum of Understanding with Synexus Energy, Inc.

10.22 (5)	Grant Documents from The Defense Threat Reduction Agency and the United States Air Force

10.23 (6)	Consulting Agreement with Jelco, Inc.

10.24 (6)	Consulting Agreement with Ascend Renewable Technologies, LLC

10.25 (6) **	Employment Agreement of Christopher Brydon

Number	Description
10.26 (6) **	Employment Agreement of Eric Ladd

10.27 (6) **	Employment Agreement of John Patton

10.28 (6) **	Employment Agreement of Kevin Shurtleff

10.29 (6)	Stockholder Lock-Up Agreement with James Longaker

10.30 (6)	Stockholder Lock-Up Agreement with John Sifonis

10.31 (6)	Stockholder Lock-Up Agreement with Kevin Shurtleff

10.32 (6)	Stockholder Lock-Up Agreement with Eric Ladd

10.33 (6) **	Amended Stock Option Plan

10.34 (6) **	Stock Option Agreement with John Berger

10.35 (6) **	Stock Option Agreement with Christopher Brydon

10.36 (6) **	Stock Option Agreement with William Flores

10.37 (6) **	Stock Option Agreement with Richard Hoesterey

10.38 (6) **	Stock Option Agreement with Evan Hughes

10.39 (6) **	Stock Option Agreement with Eric Ladd

10.40 (6) **	Stock Option Agreement with Jenny Ligums

10.41 (6) **	Stock Option Agreement with James Longaker

10.42 (6) **	Stock Option Agreement with Eric Melvin

10.43 (6) **	Stock Option Agreement with John Patton

10.44 (6) **	Stock Option Agreement with Kevin Shurtleff

10.45 (7)	Consulting Agreement with Ken Pearson

10.46 (7)	Consulting Agreement with Jonathan Godshall

10.47 (8)	Form of Warrant Agreement for the April 13, 2006 private offering

10.48 (8)	Form of Warrant Agreement for the Boru and Jelco issuances

10.49 (8)	Resignation Letter of Thomas Samson

10.50 (9)	Revised Consulting Agreement with Boru Enterprises, Inc.

10.51 (10) **	Employment Agreement dated August 7, 2006 with Jonathan Godshall.

10.52 (10)	Promissory Note dated August 9, 2006 made by Trulite in favor of Contango Venture Capital Corporation, LLC

10.53 (10)	Promissory Note dated August 9, 2006 made by Trulite in favor of Standard Renewable Energy Group, L.P.

10.54 (14)	Stock Option Agreement with Contango Capital Partners, LP

10.55 (14) **	Stock Option Agreement with John Berger (May 2006)

10.56 (11)	Promissory Note dated September 21, 2006 made by Trulite in favor of Standard Renewable Energy Group, LLC

10.57 (3) **	Employment Agreement dated January 1, 2007 with Kenneth Pearson.

10.58 (12)	Promissory Note, dated October 26, 2006, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC

10.59 (12)	Promissory Note, dated November 28, 2006, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC

10.60 (12)	Promissory Note, dated November 22, 2006, made by Trulite, Inc., in favor of Contango Venture Capital Corporation

10.61 (15)	Promissory Note dated February 6, 2007, made by Trulite in favor of Standard Renewable Energy Group, LLC

10.62 (15)	Promissory Note dated February 6, 2007, made by Trulite in favor of Contango Venture Capital Corporation

10.63 (16)	Consulting Agreement, dated April 4, 2007, by and between Trulite and Fenway Advisory Group.

10.64 (16)	Form of Warrant Agreement issued to Fenway Advisory Group

10.65 (16)	Subscription Agreement, dated April 5, 2006, by and between Trulite, Inc. and Standard Renewable Energy Group, LP

10.66 (16)	Subscription Agreement, dated April 5, 2006, by and between Trulite, Inc. and Standard Renewable Energy Group, LLC

10.67 (16)	Subscription Agreement, dated April 5, 2006, by and between Trulite, Inc. and Contango Venture Capital Corporation

10.68 (16)	Form of Amendment to Warrant

10.69 (17)	Amendment to Subscription Agreement, dated April 24, 2006, by and between Trulite, Inc. and Standard Renewable Energy Group, LP

10.70 (17)	Amendment to Subscription Agreement, dated April 24, 2006, by and between Trulite, Inc. and Standard Renewable Energy Group, LLC

Number	Description
10.71 (17)	Amendment to Subscription Agreement, dated April 24, 2006, by and between Trulite, Inc. and Contango Venture Capital Corporation

10.72 (17)	Stockholder Lock-Up Agreement with Andrew J. Nielsen

31.1 (17)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (17)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (17)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (17)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract, compensatory plan or arrangement.

(1)	Previously filed as an exhibit to Form 10-SB, filed December 23, 2005

(2)	Previously filed as an exhibit to Form SB-2, filed June 6, 2006

(3)	Previously filed as an exhibit to Form SB-2/A, filed January 30,2007

(4)	Previously filed as an exhibit to Form 10-SB/A, filed February 23, 2006

(5)	Previously filed as an exhibit to Form 10-SB/A, filed April 21, 2006

(6)	Previously filed as an exhibit to Form 10-SB/A, filed June 8, 2006

(7)	Previously filed as an exhibit to Form 10-SB/A, filed July 7, 2006

(8)	Previously filed as an exhibit to Form 10-SB/A, filed July 28, 2006

(9)	Previously filed as an exhibit to Form 10-SB/A, filed October 6, 2006

(10)	Previously filed as an exhibit to the Company’s Form 8-K dated August 7, 2006 and incorporated herein by reference

(11)	Previously filed as an exhibit to the Company’s Form 8-K dated September 19, 2006 and incorporated herein by reference

(12)	Previously filed as an exhibit to the Company’s Form 8-K dated October 26, 2006 and incorporated herein by reference

(13)	Previously filed as an exhibit to the Company’s Form 8-K dated October 31, 2006 and incorporated herein by reference

(14)	Previously filed as an exhibit to Form 10-SB/A, filed December 22, 2006

(15)	Previously filed as an exhibit to the Company’s Form 8-K dated January 1, 2007 and incorporated herein by reference

(16)	Previously filed as an exhibit to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form SB-2, File No. 333-134849, filed with the SEC on April 9, 2007

(17)	Filed herewith.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by UHY Mann Frankfort Stein & Lipp CPAs, LLP, for the audit of our annual financial statements for the year ended December 31, 2005, and the reviews of the condensed financial statements included in our quarterly reports on Form 10-QSB for the years ended December 31, 2006 and December 31, 2005, were approximately $157,000 and $53,000, respectively.

The aggregate fees billed for professional services rendered by UHY LLP, for the audit of our annual financial statements for the year ended December 31, 2006, were approximately $46,000.

Audit-Related Fees. The aggregate fees billed by UHY Mann Frankfort Stein & Lipp CPAs, LLP, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported in “audit fees” above, for the years ended December 31, 2006 and December 31, 2005, were approximately $49,000 and $54,000, respectively. These fees were for services provided by UHY Mann Frankfort Stein & Lipp CPAs, LLP, related to consulting services associated with determining the appropriate accounting treatment of various transactions.

Tax Fees. The aggregate fees billed by UHY Mann Frankfort Stein & Lipp CPAs, LLP for tax compliance, tax advice, and tax planning for the years ended December 31, 2006 and December 31, 2005, were approximately $0 and $6,000, respectively.

All Other Fees. There were no fees billed for other services, exclusive of the fees disclosed above relating to services, rendered by UHY LLP or UHY Mann Frankfort Stein & Lipp CPAs, LLP, during the years ended December 31, 2006 or December 31, 2005.

The firm of UHY LLP acts as our principal independent registered public accounting firm. UHY has a continuing relationship with UHY Advisors, Inc., or Advisors, from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY's partners provide non-audit services. UHY has only a few full time employees. Therefore, few, if any, of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Consideration of Non-audit Services Provided by the Independent Auditors. The Board of Directors has considered whether the services provided for non-audit services were compatible with maintaining the independence of UHY LLP and UHY Mann Frankfort Stein & Lipp CPAs, LLP, and has concluded that the independence of each firm has been maintained.

Although the Board of Directors had not pre-approved all of the fees noted above for 2006, the Board of Directors intends to do so in the future. The Board of Directors’ policy is to meet with the independent auditors and our financial management to review and pre-approve the scope of the proposed audit services, permissible non-audit services and timely quarterly reviews for the current year, the procedures to be utilized, and the adequacy of the independent auditor’s compensation, and at the conclusion thereof, to review such audit or review, including any comments or recommendations of the independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRULITE, INC.

Dated: April 30, 2007	By:	/s/ JONATHAN GODHSALL
Jonathan Godshall President and Chief Executive Officer