Form 10QSB
period 2007-03-31
TRULITE INC
filed 2007-05-15
CIK 1346861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51696

Trulite, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-1372858
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1401 McKinney Street
Suite 900
Houston, TX 77010
(Address of principal executive offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,785,491 shares of Common Stock, par value $.0001 per share, outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

TRULITE, INC.

Note Regarding Forward-looking Statements

This Form 10-QSB for the quarter ended March 31, 2007, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the research and development industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	Our ability to raise capital

•	Our ability to sell our products

•	Our ability to retain and attract experienced and knowledgeable personnel; and

•	Our ability to compete in the renewable energy industry

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trulite, Inc. (a Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$156,126	$275,957
Patent application fees	19,843	19,843
Prepaid expenses and other current assets	2,700	13,372
Total current assets	178,669	309,172

Property and equipment, net	51,168	50,079

Total assets	$229,837	$359,251

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$474,189	$301,907
Notes payable	1,850,000	1,250,000
Total current liabilities	2,324,189	1,551,907

Commitments and contingencies

Stockholders' (deficit) equity:
8% Cumulative Convertible, Series A Preferred Stock;
$0.0001 par value, 1,500,000 shares authorized, 0 shares
issued and outstanding as of March 31, 2007 and
December 31, 2006.	-	-
Common Stock; $0.0001 par value, 20,000,000 shares authorized,
11,785,491 shares issued and outstanding as of
March 31, 2007 and December 31, 2006.	1,178	1,178
Additional paid-in-capital	9,679,517	9,537,426
Deficit accumulated during the development stage	(11,775,047)	(10,731,260)
Total stockholders' deficit	(2,094,352)	(1,192,656)

Total liabilities and stockholders' deficit	$229,837	$359,251

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Operations

			Period From
			Inception
	Three Months Ended		(July 15, 2004)
	March 31,		Through
	2007	2006	March 31, 2007
Sales	$-	$8,333	$26,750

Cost of sales	-	5,912	18,778

GROSS PROFIT	-	2,421	7,972

Operating expenses:

Research and development	417,867	148,546	2,684,406
Depreciation	5,642	2,720	28,453
General and administrative	471,590	230,801	3,305,870

TOTAL OPERATING EXPENSES	895,099	382,067	6,018,729

LOSS FROM OPERATIONS	(895,099)	(379,646)	(6,010,757)

Other income (expense):
Interest expense	(45,469)	(59)	(75,858)
Interest income	1,661	471	12,784
Other	-	-	(4,411)

TOTAL OTHER INCOME (EXPENSE)	(43,808)	412	(67,485)

LOSS BEFORE INCOME TAXES	(938,907)	(379,234)	(6,078,242)

Income taxes	-	-	-

NET LOSS	(938,907)	(379,234)	$(6,078,242)

Deemed dividend on warrant extension	(104,880)	-

Preferred stock dividends	-	(29,095)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(1,043,787)	$(408,329)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.08)	$(0.10)
Preferred and deemed dividends	(0.01)	(0.01)
Attributable to common stockholders	$(0.09)	$(0.11)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	11,785,491	3,631,500
Diluted	11,785,491	3,631,500

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Cash Flows

			Period From
			Inception
	Three Months Ended		(July 15, 2004)
	March 31,		Through
	2007	2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(938,907)	$(379,234)	$(6,078,242)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	5,642	2,720	28,453
Common stock issued for consulting services	-	-	285,000
Common stock issued for management fees	-	-	133,840
Stock-based compensation expense	37,211	-	548,368
Warrants issued for consulting services	-	-	162,155
Write-off of research and development expenses	-	-	606,798
Changes in operating assets and liabilities:
Due from affiliate	-	23,773	-
Accounts receivable	-	8,334	-
Patent application fees	-	-	(19,843)
Prepaid expenses and other current assets	10,672	5,144	(4,168)
Grants receivable	-	85,483	850
Accounts payable and accrued expenses	172,282	53,811	466,080
Net cash used in operating activities	(713,100)	(199,969)	(3,870,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,731)	-	(73,165)
Net cash used in investing activities	(6,731)	-	(73,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	1,000,000
Issuance of notes payable	600,000	-	1,850,000
Issuance of preferred stock	-	-	1,250,000
Net cash provided by financing activities	600,000	-	4,100,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(119,831)	(199,969)	156,126
CASH AND CASH EQUIVALENTS, beginning of period	275,957	235,982	-
CASH AND CASH EQUIVALENTS, end of period	$156,126	$36,013	$156,126

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting services	$-	$-	$285,000
Common stock issued for management fees	$-	$-	$133,840
Warrants issued for consulting services	$-	$-	$162,155
Common stock options issued for compensation	$37,211	$-	$548,368
Preferred stock issued for acquisition	$-	$-	$20,000
Common stock issued for acquisition	$-	$-	$592,460
Cash paid for interest	$-	$-	$28,897

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' Deficit
For the Periods From Inception (July 15, 2004) Through March 31, 2007

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
of $1.00 per share	20,000	2	-	-	19,998	-	20,000

July 22, 2004; common stock issued in the acquisition
of Trulite Technology, LC based on fair value of stock issued
of $0.20 per share (post April 2005 split)	-	-	2,962,300	296	592,164	-	592,460

July 28, 2004; common stock issued for management services
based on fair value of stock issued of $0.20 per share
(post April 2005 split)	-	-	343,850	34	68,736	-	68,770

Accretion of dividends	-	6,624	-	-	(6,624)	-	-

Net loss	-	-	-	-	-	(878,022)	(878,022)

Balance, December 31, 2004	320,000	6,656	3,306,150	330	974,244	(878,022)	103,208

Cash issuances:

February 1, 2005; issuance of preferred stock, at $1.00 per share	200,000	20	-	-	199,980	-	200,000

June 1, 2005; issuance of preferred stock at $0.80 per share	934,725	93	-	-	749,907	-	750,000

Non-cash issuances:

January 28, 2005; common stock issued for management services
based on fair value of stock issued of $0.20 per share (post April 2005 split)	-	-	325,350	33	65,037	-	65,070

Accretion of dividends	-	84,074	-	-	(84,074)	-	-

Net loss	-	-	-	-	-	(825,952)	(825,952)

Balance, December 31, 2005	1,454,725	90,843	3,631,500	363	1,905,094	(1,703,974)	292,326

Cash issuances:

April 13, 2006; issuance of common stock and warrants	-	-	1,000,000	100	999,900	-	1,000,000

Non-cash issuances:

April 26, 2006; common stock issued for consulting services
based on fair value of stock issued of $0.95 per share	-	-	300,000	30	284,970	-	285,000

April 26, 2006; warrants to purchase common stock issued
for consulting services based on fair value of warrants issued	-	-	-	-	162,155	-	162,155

Accretion of dividends	-	39,275	-	-	(39,275)	-	-

May 2, 2006; accretion of preferred stock for deemed
dividend on conversion of accrued dividends to common stock	-	161,388	-	-	(161,388)	-	-

May 2, 2006; accretion of preferred stock for deemed dividend
on conversion to common stock	-	1,424,762	-	-	(978,493)	(446,269)	-

May 2, 2006; conversion of preferred stock to common stock	(1,454,725)	(1,716,268)	6,853,991	685	6,853,306	(5,137,723)	-

Stock-based compensation	-	-	-	-	511,157	-	511,157

Net loss	-	-	-	-	-	(3,443,294)	(3,443,294)

Balance, December 31, 2006	-	-	11,785,491	1,178	9,537,426	(10,731,260)	(1,192,656)

Stock-based compensation	-	-	-	-	37,211	-	37,211

Deemed dividend on warrant extension	-	-	-	-	104,880	(104,880)	-

Net Loss	-	-	-	-	-	(938,907)	(938,907)
Balance, March 31, 2007	-	$-	11,785,491	$1,178	$9,679,517	$(11,775,047)	$(2,094,352)

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through March 31, 2007

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

For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2007. Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications had no effect on net loss or stockholders deficit.

The Company from inception (July 15, 2004) through March 31, 2007, did not have significant revenues. The Company has no significant operating history as of March 31, 2007. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception (July 15, 2004) through March 31, 2007, management has raised additional equity and debt financing to fund operations and to provide additional working capital. However, there is no assurance that future such financing will be in amounts sufficient to meet the Company’s needs.

New Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise have to be bifurcated from its host contract in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 was effective for the Company for all financial instruments acquired, issued or subject to a remeasurement event occurring after January 1, 2007. The adoption of SFAS No. 155 did not have an impact on the Company’s financial statements as the Company has no hybrid financial instruments.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Serving of Financial Assets an Amendment to FASB Statement No. 140.” SFAS No. 156 requires entities to recognize a servicing asset or liability each time they undertake an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits a choice of either the amortization or fair value measurement method for subsequent measurements. SFAS No. 156 was effective for the Company January 1, 2007. This pronouncement did not have an impact on the Company’s financial statements as it does not have any servicing contracts.

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

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through March 31, 2007

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB No. 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements, and disclosures related to the correction of misstatements. SAB No. 108 was effective for the Company on January 1, 2007, but had no effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits the choice to measure certain financial assets and liabilities at their fair value at specified election dates. The new standard is effective for the Company on January 1, 2008, unless early adoption is elected. The Company does not expect the new standard to have a material impact on its financial position or results of operation.

NOTE 2 - Stock-Based Compensation

The Company has granted options to purchase common stock to employees, consultants and outside directors under the Trulite, Inc. Stock Option Plan, as amended and restated (the “Plan”). A total of 3,110,805 shares are reserved for issuance and, as of March 31, 2007, 765,841 shares remained available for grant under the Plan.

For the three month period ended March 31, 2007, total stock-based compensation expense recognized was $37,211. The compensation expense related to the three month period ended March 31, 2006 was not significant. The total unrecognized compensation cost at March 31, 2007, relating to non-vested share-based compensation arrangements granted under the Plan, was $544,392. That cost is expected to be recognized over four years, with a weighted average period of 3.2 years.

There were no additional options granted during the three month period ended March 31, 2007. During the three months ended March 31, 2006, the Company granted options to purchase 5,000 shares of common stock under the Plan. The exercise price of these options was $0.88 per common share, whereas the fair value of a share of common stock on the date of grant was $0.18, and the options vest over four years and have a contractual live of seven years. The fair value of these options was based upon the weighted average assumptions noted below:

Risk free rate	4.30%
Expected life (in years)	4.8
Expected volatility	71%
Expected dividends	-
Fair value	$0.05

 The Company estimates the fair value of stock options under SFAS No. 123R at the date of grant using a Black-Scholes-Merton valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of option grants is based on the “simplified” method of estimating expected term for “plain vanilla” options allowed by SEC Staff Accounting Bulletin No. 107, and varies based on the vesting period and contractual term of the option. Expected volatility has historically been based on an evaluation of similar companies’ trading activity. The Company has not issued any cash dividends on its common stock.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through March 31, 2007

The following summary presents information regarding outstanding options as of March 31, 2007, and the changes during the three months then ended:

	Shares	Weighted Average	Weighted Average	Aggregate
	Under	Exercise Price	Remaining	Intrinsic
	Options	Per Share	Contractual Term	Value
Outstanding at January 1, 2007	2,344,864	$0.94
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2007	2,344,864	0.94	4.8 years	$845,748
Vested or expected to vest at March 31, 2007	2,216,918	0.94		805,740
Exercisable at March 31, 2007	1,081,193	$0.88	3.1 years	$452,301

NOTE 3 - Property and Equipment

Property and Equipment consists of the following:

	March 31,	December 31,
	2007	2006
Office equipment	$60,835	$59,249
Manufacturing equipment	11,687	9,491
Test equipment	7,100	4,150
Total fixed assets	79,622	72,890

Accumulated depreciation	(28,453)	(22,811)
Property and equipment, net	$51,168	$50,079

NOTE 4 - Accounts Payable and Accrued liabilities

	March 31,	December 31,
	2007	2006
Accounts payable	$397,940	$197,267
Accrued expenses	76,249	104,640
	$474,189	$301,907

NOTE 5 - Income taxes

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at March 31, 2007 and December 31, 2006.

In June 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No.109”. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through March 31, 2007

The Company adopted the provisions of FIN 48 on January 1, 2007. After application of the provisions of FIN 48, it was not necessary for the Company to recognize any liability for unrecognized tax benefits or adjustment to the balance of retained earnings as of January 1, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had no accrued interest and penalties related to unrecognized tax benefits. As of January 1, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were $0. The amount, if recognized, that would affect the effective tax rate is $0.

The Company files an income tax return in the U.S. federal jurisdiction. For federal tax purposes, the Company’s 2004 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s results of operations or financial condition.

NOTE 6 - Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $417,867 and $148,546 for the quarters ended March 31, 2007 and 2006, respectively.

NOTE 7 - Series A Preferred Stock

In May 2006, all of the Company’s 8% Cumulative Convertible Series A Preferred Stock was converted into the Company’s common stock.

The 8% Cumulative Convertible Series A Preferred Stock (“Series A Preferred Stock”) had a liquidation value of $1.00 per share plus dividends whether or not earned or declared from the issuance date thereof at the annual rate of eight percent (8%) (the “Preferred Dividends”) of $1.00 per share (the “Original Issue Price”), payable at the option of the Company in cash or in shares of Series A Preferred Stock. In addition, the Preferred Stock had preferential treatment in liquidation to all Common Stock and any other stock of the Company ranking junior to the Series A Preferred Stock. Accretion of cumulative dividends outstanding on these shares was $29,095 during the three months ended March 31, 2006.

NOTE 8 - Notes Payable

On February 6, 2007, the Company incurred indebtedness of $600,000 pursuant to the terms of two promissory notes. Under the terms of the first promissory note, the Company borrowed $240,000 from Contango Venture Capital Corporation, LLC (“CVCC”) which beneficially owns approximately 17.0% of the Company’s common stock. Under the terms of the second promissory note, the Company borrowed $360,000 from Standard Renewable Energy Group, LLC, (“SREG”). SREG owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 45.2% of the Company’s common stock. Both notes bear interest at a rate of 11.25% until August 6, 2007, at which time the rate will become the prime rate plus 3%. Both notes mature on October 31, 2007, and may be prepaid by the Company at any time without penalty.

NOTE 9 - Stockholders’ Equity

On February 22, 2007, the Company’s Board of Directors agreed to extend the term of the warrants, until April 13, 2008, that were issued April 2006 in connection with the issuance of common stock for cash consideration of $1.00 per share. These warrants entitled the holders to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share that were originally set to expire on April 13, 2007. A difference of $104,880 in the fair value of these warrants after modification, when compared to their fair value immediately prior to the modification, was recorded as a deemed dividend in the first quarter of 2007.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through March 31, 2007

NOTE 10 - Commitments and Related Party Transactions

Leases

Rent expense during the three months ended March 31, 2007 and 2006, was $14,043 and $2,915, respectively. Rent expense is included in general and administrative expenses in the accompanying statements of operations.

As of March 31, 2007, total future rental commitments under operating leases (all of which expire in 2007) total approximately $21,870.

Interest

During the three months ended March 31, 2007, the Company incurred interest expense of $23,062, $18,891, and $3,516 related to outstanding promissory notes with SREG, CVCC and Standard Renewable Energy, LP, a wholly owned subsidiary of SREG, respectively. No promissory notes were outstanding during the first quarter of 2006.

Other

The Company had employment agreements with certain employees that expire during 2007, under which the committed obligations totaled $216,250 at March 31, 2007.

During the three months ended March 31, 2007, SREG billed the Company $96,948 for management and administrative services.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through March 31, 2007

NOTE 11 - Net Loss Per Share

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(938,907)	$(379,234)

Increases to Net Loss:

Deemed dividend on warrant extension	(104,880)	-

Preferred stock dividends	-	(29,095)

Net loss attributable to common stockholders	$(1,043,787)	$(408,329)

Denominator
Basic earnings per share - weighted average
common shares outstanding	11,785,491	3,631,500

Weighted-average dilutive effect of stock-based
awards and common stock issuable upon conversion
of preferred stock, net of assumed repurchase of
treasury stock	-	-

Fully-diluted earnings per share - weighted
average common shares outstanding	11,785,491	3,631,500

Net loss per common share
Basic and diluted	$(0.08)	$(0.10)
Preferred and deemed dividends	(0.01)	(0.01)
Attributable to common stockholders	$(0.09)	$(0.11)

Basic and diluted net loss per share for the three months ended March 31, 2007 and 2006 are the same since the effect of all common stock equivalents are antidilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

The following weighted average securities are not included in the computation of diluted loss per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2007	2006
Common stock options	2,344,864	421,327
Common stock warrants	1,400,000	-
8% cumulative convertible
series A preferred stock	-	1,454,725

NOTE 12 - Subsequent Events

On April 4, 2007, the Company entered into a consulting agreement with the Fenway Advisory Group (“Fenway Consulting Agreement”) for the following services: (i) identification of potential investors; (ii) general consulting advice regarding financing strategies; and (iii) general consulting advice regarding the Company’s business. The agreement terminates on May 31, 2007. In exchange for these services, the Company issued to Fenway 150,000 shares of common stock and warrants having a five year term to purchase 100,000 shares of common stock at an exercise price of $3.00 per share. Effective May 11, 2007, the Fenway Consulting Agreement dated April 4, 2007, was terminated by the Company. Around May 11, 2007, Fenway Advisory Group informed a consultant to the Company that Fenway Advisory Group would not be able to provide the services described in the Fenway Consulting Agreement, so on May 11, 2007, the Company terminated the Fenway Consulting Agreement without issuing to Fenway Advisory Group any shares of common stock or warrants to purchase common stock. No early termination penalties were incurred by the Company in connection with termination of the Fenway Consulting Agreement.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through March 31, 2007

On April 5, 2007, the Company entered into agreements with SREG, Standard Renewable Energy, LP, and CVCC regarding the exchange of all of the Company’s outstanding promissory notes aggregating $1,850,000 in principal amount for shares of the Company’s common stock. Under each of these agreements, the Company and the holder of the note agreed that on the third business day following the last of the first ten trading days on which the Company’s common stock has been traded on the Over the Counter Bulletin Board, all principal and accrued but unpaid interest on the notes would be canceled, and in consideration of cancellation the Company would issue to the holder of the notes in a private transaction a number of shares of the Company’s common stock determined by multiplying 2 times the quotient of (x) the aggregate principal balance of and accrued but unpaid interest on the notes as of the close of business on the day before such issuance divided by (y) the average closing sale price for the Company’s common stock as quoted on the Over the Counter Bulletin Board for the first ten trading days. March 31, 2007, accrued but unpaid interest on the notes aggregated $45,469.

On April 24, 2007, the Company and SREG, Standard Renewable Energy, LP and CVCC each amended their agreed upon agreement to exchange of all of the Company’s outstanding promissory notes aggregating $1,850,000 in principal amount for shares of the Company’s common stock such that said exchange would not occur until the last to occur of; (i) the first business day following the filing by Company with the State of Delaware of a Certificate of Amendment to the Certificate of Incorporation of the Company to reflect an increase in the number of authorized shares of common stock to 50,000,000; (ii) the third business day following the last of the first ten (10) trading days on which the Company’s common stock has traded on the Over the Counter Bulletin Board; or (iii) the first business day following the date on which the Company first has outstanding 13,785,491 shares of common stock.

On August 9, 2006, the Company incurred indebtedness of $250,000 pursuant to the terms of two promissory notes. Under the terms of the first promissory note, the Company borrowed $125,000 from CVCC. Under the terms of the second promissory note, the Company borrowed $125,000 from Standard Renewable Energy, LP. Both notes bore interest at a rate of 11.25% and were to be repaid on May 1, 2007. In connection with the agreement noted above to convert all of the outstanding notes, plus accrued and unpaid interest, into shares of the Company’s common stock, each of the Company, CVCC and Standard Renewable Energy, LP agreed to extend the maturity date of these two notes to June 30, 2007.

Item 2.  Management's Discussion and Analysis and Plan of Operation

The following Management’s Discussion and Analysis and Plan of Operation highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the periods described and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2007, with their explanatory notes included as part of this Form 10-QSB, and our Management’s Discussion and Analysis and Plan of Operation for the twelve months ended December 31, 2006 included in our Form 10-KSB.

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

The Company is a development stage company and, as such, has not had any meaningful revenues and has accumulated a deficit since its inception on July 15, 2004. From July 15, 2004 through December 31, 2004, the Company had $1,750 in sales. For the years ended December 31, 2005 and 2006, the Company had revenue of $16,667 and $8,333, respectively. For the three months ended March 31, 2007, the Company had no sales. We estimate that we will begin to have commercially viable products resulting from the ongoing research and development and product development by the fourth quarter of 2007. Research and development expenditures will be made to further enhance the performance of the hydrogen fuel sources, to develop the electronics that control the process to generate electricity, to improve the performance of the fuel cells and other components, to increase the electrical output of the products and to test the performance and reliability of the products. Since our inception, we have spent $2,684,406 in research and development, including $417,867 in the first quarter of 2007, and anticipate that we will spend at least $2.0 million during 2007, prior to having the first products commercially available. We will have ongoing research and development expenditures for the foreseeable future as products are developed for new applications and markets. The timing, amount and success of the research and development and manufacturing estimates are dependent on a number of factors that are difficult to project, including but not limited to the availability of qualified people, the success of the technologies under development, the cost to implement technologies, the cost of the product, the requirements of the marketplace, regulatory requirements, the availability of funds, and other factors.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Sales	$-	$8,333

Cost of sales	-	5,912

GROSS PROFIT	-	2,421

Operating expenses:

Research and development	417,867	148,546
Depreciation	5,642	2,720
General and administrative	471,590	230,801

TOTAL OPERATING EXPENSES	895,099	382,067

LOSS FROM OPERATIONS	(895,099)	(379,646)

Other income (expense):
Interest expense	(45,469)	(59)
Interest income	1,661	471
Other	-	-

TOTAL OTHER INCOME (EXPENSE)	(43,808)	412

LOSS BEFORE INCOME TAXES	(938,907)	(379,234)

Income taxes	-	-

NET LOSS	$(938,907)	$(379,234)

Revenues

For the three months ended March 31, 2007, revenues totaled zero versus $8,333 for the same period ended March 31, 2006.

Gross profit

For the three months ended March 31, 2007, the Company had no gross profit versus $2,421 for the same period ended March 31, 2006.

Operating expenses

For the three months ended March 31, 2007, as compared to 2006, operating expenses increased by $513,032. Operating expenses were $895,099 for the three month period ended March 31, 2007, as compared to $382,067 for the period ending March 31, 2006. Research and development expenses increased to $417,867 for the three month period ended March 31, 2007, as compared to $148,546 for the corresponding prior year period. This increase was due to a scale up of research and development of the KH-4X 150-watt power system, as compared to the first quarter of 2006 when there was only a small development team supporting an early stage design. Depreciation expense increased $2,922 for the three months ended March 31, 2007, compared to the corresponding prior year period. This increase was due to additions of equipment purchased for research and development. General and administrative costs increased to $471,590 for the three months ended March 31, 2007, as compared to $230,801 for the corresponding prior period in 2006, primarily due to legal, accounting and administrative charges.

Loss from Operations

Operating losses were $895,099 for the three months ended March 31, 2007, as compared to operating losses of $379,646 for the three months ended March 31, 2006, due to the increases in operating expenses noted above.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2007, totaled a loss of $43,808, a decrease from the $412 of other income for the three months ended March 31, 2006, primarily due to interest expense on outstanding borrowings.

Net Loss

Net loss for the three months ended March 31, 2007, was $938,907 as compared to $379,234 for the three months ended March 31, 2006. The net loss was primarily due to increased operating expenses as noted above.

Cash position and sources and uses of cash

Our cash position at March 31, 2007, was $156,126 as compared to $275,957 at December 31, 2006.

Our operating activities for the three months ended March 31, 2007, used cash in the amount of $713,100, as compared to $199,969 used in the three months ended March 31, 2006. Cash used in operating activities for the three month period ending March 31, 2007, and March 31, 2006, reflected a net loss of $938,907 and $379,234, respectively, both partially offset by adding back the non-cash charges associated with depreciation and stock-based compensation.

The Company used $6,731 and $0 in investing activities for the purchase of property and equipment for the three months ended March 31, 2007 and 2006, respectively.

The Company had cash inflows from financing activities of $600,000 during 2007 from the issuance of two promissory notes. Under the terms of the first promissory note, the Company borrowed $240,000 from Contango Venture Capital Corporation, LLC (“CVCC”) which beneficially owns approximately 17.0% of the Company’s common stock. Under the terms of the second promissory note, the Company borrowed $360,000 from Standard Renewable Energy Group, LLC, (“SREG”). SREG owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 45.2% of the Company’s common stock. Both notes bear interest at a rate of 11.25% until August 6, 2007, at which time the rate will become the prime rate plus 3%.

Capital Resources Going Forward

Our intended plan of operations for the twelve month period beginning January 1, 2007, is to manufacture, sell and distribute limited quantities of our KH-3X product and to continue to develop our KH-4X product. In the past, the Company primarily used funds derived from the private placement of its securities to fund its operations.

Cash on hand as of March 31, 2007, and cash generated by operations in conjunction with our working capital, will not be sufficient to continue our business for the next twelve months. We continually review our overall capital and funding needs, taking into account current business needs, as well as the Company’s future goals and requirements. Based on our business strategy, we believe we will need to increase our available capital through the sale of additional securities.

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

Impairment of Long Lived Assets

On an ongoing basis, we evaluate our estimates and impairment of long lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, including those for the above described items.

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

Revenue Recognition

Although at this stage in our development we have had no significant revenues we consider revenue recognition a critical accounting policy as it affects the timing of earnings recognition. We recognize revenues on delivery and to date our operations have not involved any uncertainty of accounting treatment, subjective judgment or estimates over revenue recognition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

Effective May 11, 2007, the consulting agreement dated April 4, 2007, between the Company and Fenway Advisory Group (the “Fenway Consulting Agreement”) was terminated by the Company. The Fenway Consulting Agreement provided for Fenway Advisory Group to (i) identify potential investors in the Company, (ii) provide general consulting advice regarding financing strategies and (iii) provide general consulting advice regarding the Company’s business, in consideration of the Company’s agreement to issue to Fenway Advisory Group 150,000 shares of the Company’s Common Stock and warrants to purchase 100,000 shares of the Company’s Common Stock. Around May 11, 2007, Fenway Advisory Group informed a consultant to the Company that Fenway Advisory Group would not be able to provide the services described in the Fenway Consulting Agreement, so on May 11, 2007 the Company terminated the Fenway Consulting Agreement without issuing to Fenway Advisory Group any shares of Common Stock or warrants to purchase Common Stock. No early termination penalties were incurred by the Company in connection with termination of the Fenway Consulting Agreement.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

10.57(1)**	Employment Agreement dated January 1, 2007, with Kenneth Pearson

10.61(2)	Promissory Note dated February 6, 2007, made by Trulite in favor of Standard Renewable Energy Group, LLC

10.62(2)	Promissory Note dated February 6, 2007, made by Trulite in favor of Contango Venture Capital Corporation

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**  Management contract or compensatory plan

(1)	Previously filed as an exhibit to Form SB-2/A, filed January 30, 2007, and incorporated herein by reference

(2)	Previously filed as an exhibit to the Company’s Form 8-K dated January 1, 2007, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2007	Trulite, Inc.

	By:	/s/ Jonathan Godshall
Jonathan Godshall President