Form 10KSB/A
period 2006-12-31
TRULITE INC
filed 2007-05-18
CIK 1346861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 2)

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

As of May 17, 2007, there were 11,785,591 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB, or Second Amended Report, amends the Annual Report on Form 10-KSB of Trulite, Inc. for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or SEC, on April 2, 2007, or the Original Report, as amended by Amendment No. 1 to the Original Report filed with the SEC on April 30, 2007, or First Amended Report, to reflect the disclosure of events, as described in footnotes 8 and 12 to our audited financial statements for the year ended December 31, 2006, which occurred subsequent to the date of filing of the Original Report and which were not included in the First Amended Report. We hereby amend Item 7 of Part II of our Original Report by deleting the text of such item in its entirety and replacing it with the information provided below. This Second Amended Report does not affect any other items in our Original Report or First Amended Report. As a result of this amendment, we are also filing the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Second Amended Report.

Except as otherwise expressly stated for the items amended in this Second Amended Report, this Second Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Second Amended Report should be read in conjunction with our Original Report, First Amended Report and our other filings made with the SEC subsequent to the filing of the Original Report.

2

Item 7. Financial Statements.

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

3

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

/s/ UHY LLP

March 30, 2007, except for Note 8 and Note 12 as to which the date is April 5, 2007
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
Commitments and contingencies
Stockholders' (deficit) equity:
8% Cumulative Convertible, Series A Preferred Stock;
$0.0001 par value, 1,500,000 shares authorized, 0 and 1,454,725 shares issued and outstanding as of December 31, 2006 and
December 31, 2005, respectively. Liquidation value of $1.00
per share plus preferred dividend per share of $0.0623 and an
aggregate liquidation value of $1,545,354 as of December 31, 2005	-	90,843
Common Stock; $0.0001 par value, 20,000,000 shares authorized,
11,785,491 and 3,631,500 shares issued and outstanding as of
December 31, 2006 and December 31, 2005, respectively	1,178	363
Additional paid-in-capital	9,537,426	1,905,094
Deficit accumulated during the development stage	(10,731,260)	(1,703,974)
Total stockholders' (deficit) equity	(1,192,656)	292,326
Total liabilities and stockholders' (deficit) equity	$359,251	$337,147

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Operations

	Year Ended December 31,		Period From Inception (July 15, 2004) Through
	2006	2005	December 31, 2006

Sales	$8,333	$16,667	$26,750
Cost of sales	5,912	12,216	18,778
GROSS PROFIT	2,421	4,451	7,972
Operating expenses:
Research and development	1,142,472	410,958	2,266,539
Depreciation	14,848	6,823	22,811
General and administrative	2,264,463	412,877	2,842,213

TOTAL OPERATING EXPENSES	3,421,783	830,658	5,131,563
LOSS FROM OPERATIONS	(3,419,362)	(826,207)	(5,123,591)
Other income (expense):
Interest expense	(29,726)	(663)	(30,389)
Interest income	5,794	5,329	11,123
Other	-	(4,411)	(4,411)
TOTAL OTHER INCOME (EXPENSE)	(23,932)	255	(23,677)
LOSS BEFORE INCOME TAXES	(3,443,294)	(825,952)	(5,147,268)
Income taxes	-	-	-

NET LOSS	(3,443,294)	(825,952)	$(5,147,268)
Preferred stock dividends	(39,275)	(84,074)
Deemed dividend on conversion of
preferred stock to common stock	(1,586,150)	-
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(5,068,719)	$(910,026)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.37)	$(0.23)
Preferred and deemed dividends	(0.18)	(0.02)
Attributable to common stockholders	$(0.55)	$(0.25)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,139,510	3,607,433
Diluted	9,139,510	3,607,433

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' (Deficit) Equity
For the Periods From Inception (July 15, 2004) Through December 31, 2006

	8% Cumulative Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Cash issuances:
July 28, 2004; issuance of preferred stock at $1.00 per share	100,000	$10	-	$-	$99,990	$-	$100,000
November 5, 2004; issuance of preferred stock at $1.00 per share	190,000	19	-	-	189,981	-	190,000
November 12, 2004; issuance of preferred stock at $1.00 per share	10,000	1	-	-	9,999	-	10,000
Non-cash issuances:
July 22, 2004; preferred stock issued in the acquisition
of Trulite Technology, LC based on fair value of stock issued
of $1.00 per share	20,000	2	-	-	19,998	-	20,000
July 22, 2004; common stock issued in the acquisition
of Trulite Technology, LC based on fair value of stock issued
of $0.20 per share (post April 2005 split)	-	-	2,962,300	296	592,164	-	592,460
July 28, 2004; common stock issued for management services
based on fair value of stock issued of $0.20 per share
(post April 2005 split)	-	-	343,850	34	68,736	-	68,770
Accretion of dividends	-	6,624	-	-	(6,624)	-	-
Net loss	-	-	-	-	-	(878,022)	(878,022)
Balance, December 31, 2004	320,000	6,656	3,306,150	330	974,244	(878,022)	103,208
Cash issuances:
February 1, 2005; issuance of preferred stock, at $1.00 per share	200,000	20	-	-	199,980	-	200,000
June 1, 2005; issuance of preferred stock at $0.80 per share	934,725	93	-	-	749,907	-	750,000
Non-cash issuances:
January 28, 2005; common stock issued for management services
based on fair value of stock issued of $0.20 per share (post April 2005 split)	-	-	325,350	33	65,037	-	65,070
Accretion of dividends	-	84,074	-	-	(84,074)	-	-
Net loss	-	-	-	-	-	(825,952)	(825,952)
Balance, December 31, 2005	1,454,725	90,843	3,631,500	363	1,905,094	(1,703,974)	292,326
Cash issuances:
April 13, 2006; issuance of common stock and warrants	-	-	1,000,000	100	999,900	-	1,000,000
Non-cash issuances:
April 26, 2006; common stock issued for consulting services
based on fair value of stock issued of $0.95 per share	-	-	300,000	30	284,970	-	285,000
April 26, 2006; warrants to purchase common stock issued
for consulting services based on fair value of warrants issued	-	-	-	-	162,155	-	162,155
Accretion of dividends	-	39,275	-	-	(39,275)	-	-
May 2, 2006; accretion of preferred stock for deemed
dividend on conversion of accrued dividends to common stock	-	161,388	-	-	(161,388)	-	-
May 2, 2006; accretion of preferred stock for deemed dividend
on conversion to common stock	-	1,424,762	-	-	(978,493)	(446,269)	-
May 2, 2006; conversion of preferred stock to common stock	(1,454,725)	(1,716,268)	6,853,991	685	6,853,306	(5,137,723)	-
Stock-based compensation	-	-	-	-	511,157	-	511,157
Net loss	-	-	-	-	-	(3,443,294)	(3,443,294)
Deficit, December 31, 2006	-	$-	11,785,491	$1,178	$9,537,426	$(10,731,260)	$(1,192,656)

The accompanying notes are an integral part of these financial statements

Trulite, Inc. (a Development Stage Company)
Statements of Cash Flows

	Year Ended Ended December 31,		Period From Inception (July 15, 2004) Through
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,443,294)	$(825,952)	$(5,147,268)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	14,848	6,823	22,811
Common stock issued for consulting services	285,000	-	285,000
Common stock issued for management fees	-	65,070	133,840
Stock-based compensation expense	511,157	-	511,157
Warrants issued for consulting services	162,155	-	162,155
Write-off of research and development expenses	-	-	606,798
Changes in operating assets and liabilities:
Due from affiliate	23,773	(23,773)	-
Accounts receivable	16,667	(13,967)	-
Patent application fees	-	(13,378)	(19,843)
Prepaid expenses and other current assets	(5,528)	(928)	(6,907)
Grants receivable	-	-	850
Accounts payable and accrued expenses	257,086	(4,627)	293,798
Net cash used in operating activities	(2,178,136)	(810,732)	(3,157,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(31,889)	(29,751)	(66,434)
Net cash used in investing activities	(31,889)	(29,751)	(66,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,000,000	-	1,000,000
Issuance of notes payable	1,250,000	-	1,250,000
Issuance of preferred stock	-	950,000	1,250,000
Net cash provided by financing activities	2,250,000	950,000	3,500,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,975	109,517	275,957
CASH AND CASH EQUIVALENTS, beginning of period	235,982	126,465	-
CASH AND CASH EQUIVALENTS, end of period	$275,957	$235,982	$275,957

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting services	$285,000	$-	$285,000
Common stock issued for management fees	$-	$65,070	$133,840
Warrants issued for consulting services	$162,155	$-	$162,155
Common stock options issued for compensation	$511,157	$-	$511,157
Preferred stock issued for acquisition	$-	$-	$20,000
Common stock issued for acquisition	$-	$-	$592,460
Cash paid for interest	$28,897	$-	$28,897

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

	Twelve Months Ended December 31,
	2006	2005
Computed income tax benefit	$(1,205,153)	$(289,083)
Increase in valuation allowance	1,205,153	289,083
Tax expense	$-	$-

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2006 are as follows:

	At December 31,
	2006	2005
Deferred tax assets (liabilities):
Loss carryforwards	$1,342,459	$377,575
Stock-based expense	235,659	-
Other temporary differences	10,953	6,343
	1,589,071	383,918
Less valuation allowance	(1,589,071)	(383,918)
Net deferred tax asset	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of $3,835,596 that are available to offset future taxable income. To the extent not utilized, the net operating loss carryforwards will expire in 2026.

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

On April 5, 2007, the Company entered into agreements with SREG, Standard Renewable Energy, LP, and CVCC to convert all of the $1,250,000 of promissory note borrowings outstanding at 12/31/2006, in addition to subsequent borrowings of $600,000 made in February 2007, plus accrued interest, into shares of the Company’s common stock. See Note 12.

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

On April 4, 2007, the Company entered into a consulting agreement with the Fenway Advisory Group (“Fenway”) for the following services: (i) identification of potential investors; (ii) general consulting advice regarding financing strategies; and (iii) general consulting advice regarding the Company’s business. The agreement terminates on May 31, 2007. In exchange for these services, we issued to Fenway 150,000 shares of common stock and warrants having a five year term to purchase 100,000 shares of common stock at an exercise price of $3.00 per share.

On April 5, 2007, the Company entered into agreements with SREG, Standard Renewable Energy, LP, and CVCC regarding the exchange of all of the Company’s outstanding promissory notes aggregating $1,850,000 in principal amount for shares of the Company’s common stock. Under each of these agreements, we and the holder of the note agreed that on the third business day following the last of the first ten trading days on which the Company’s common stock has been traded on the Over the Counter Bulletin Board, all principal and accrued but unpaid interest on the notes would be canceled, and in consideration of cancellation the Company would issue to the holder of the notes in a private transaction a number of shares of the Company’s common stock determined by multiplying 2 times the quotient of (x) the aggregate principal balance of and accrued but unpaid interest on the notes as of the close of business on the day before such issuance divided by (y) the average closing sale price for the Company’s common stock as quoted on the Over the Counter Bulletin Board for the first ten trading days. At March 31, 2007, accrued but unpaid interest on the notes aggregated $45,469.

Item 13. Exhibits.

Index to Exhibits

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRULITE, INC.

Dated: May 18, 2007	By:	/s/ Jonathan Godshall
Jonathan Godshall
President and Chief Executive Officer

5