Form 10QSB
period 2007-06-30
TRULITE INC
filed 2007-08-10
CIK 1346861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Copies to:
James Ryan, III, Esq.
Jackson Walker L.L.P
901 Main St., Suite 6000
Dallas, TX 75202
Tel: (214) 953-5801

Fax: (214) 661-6688Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,885,591 shares of Common Stock, par value $.0001 per share, outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

TRULITE, INC.

INDEX to Form 10-QSB

PART I- FINANCIAL INFORMATION

Note Regarding Forward-looking Statements

This Form 10-QSB for the quarter ended June 30, 2007, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the research and development industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

•	Our ability to raise capital;

•	Our ability to estimate future expenditures;

•	Our ability to sell our products;

•	Our ability to retain and attract experienced and knowledgeable personnel; and

•	Our ability to compete in the renewable energy industry

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trulite, Inc. (a Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2007	2006
		Audited
ASSETS
Current assets:
Cash and cash equivalents	$493,447	$275,957
Prepaid expenses and other current assets	6,898	13,372
Total current assets	500,345	289,329

Property and equipment, net	66,304	50,079

Patent application fees	19,843	19,843
Total assets	$586,492	$359,251

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$433,077	$239,544
Due to affiliates	487,131	62,363
Notes payable	2,815,979	1,250,000
Total current liabilities	3,736,187	1,551,907

Commitments and contingencies

Stockholders' deficit:
8% Cumulative Convertible, Series A Preferred Stock;
$0.0001 par value, 1,500,000 shares authorized, 0 shares
issued and outstanding as of June 30, 2007 and
December 31, 2006.	-	-
Common Stock; $0.0001 par value, 50,000,000 and 20,000,000 shares authorized, 11,885,591 and 11,785,491 shares issued and outstanding
as of June 30, 2007 and December 31, 2006, respectively.	1,188	1,178
Additional paid-in-capital	9,920,723	9,537,425
Deficit accumulated during the development stage	(13,071,606)	(10,731,259)
Total stockholders' deficit	(3,149,695)	(1,192,656)

Total liabilities and stockholders' deficit	$586,492	$359,251

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Operations

					Period From
					Inception
	Three Months Ended		Six Months Ended		(July 15, 2004)
	June 30,		June 30,		Through
	2007	2006	2007	2006	June 30, 2007
Sales	$-	$-	$-	$8,333	$26,750

Cost of sales	-	-	-	5,912	18,778

GROSS PROFIT	-	-	-	2,421	7,972

Operating expenses:

Research and development	536,900	289,632	994,516	448,167	3,367,568
Depreciation	6,388	2,721	12,030	5,441	34,841
General and administrative	693,025	1,230,111	1,124,866	1,450,923	3,860,566

TOTAL OPERATING EXPENSES	1,236,313	1,522,464	2,131,412	1,904,531	7,262,975

LOSS FROM OPERATIONS	(1,236,313)	(1,522,464)	(2,131,412)	(1,902,110)	(7,255,003)

Other income (expense):
Interest expense	(60,408)	-	(105,877)	(59)	(136,266)
Interest income	162	2,735	1,823	3,206	12,946
Other	-	-	-	-	(4,411)

TOTAL OTHER INCOME (EXPENSE)	(60,246)	2,735	(104,054)	3,147	(127,731)

LOSS BEFORE INCOME TAXES	(1,296,559)	(1,519,729)	(2,235,466)	(1,898,963)	(7,382,734)

Income taxes	-	-	-	-	-

NET LOSS	(1,296,559)	(1,519,729)	(2,235,466)	(1,898,963)	$(7,382,734)

Preferred stock dividends	-	(10,180)	-	(39,275)

Deemed dividend on conversion of
preferred stock to common stock	-	(1,586,150)	-	(1,586,150)

Deemed dividend on warrant extension	-	-	(104,881)	-

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(1,296,559)	$(3,116,059)	$(2,340,347)	$(3,524,388)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.11)	$(0.16)	$(0.19)	$(0.29)
Preferred and deemed dividends	-	(0.17)	(0.01)	(0.25)
Attributable to common stockholders	$(0.11)	$(0.34)	$(0.20)	$(0.55)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	11,791,086	9,236,879	11,788,304	6,449,674
Diluted	11,791,086	9,236,879	11,788,304	6,449,674

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Cash Flows

			Period From
			Inception
	Six Months Ended June 30,		(July 15, 2004) Through
	2007	2006	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,235,466)	$(1,898,963)	$(7,382,734)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	12,030	5,441	34,841
Amortization of discount on convertible debt issuance	1,279	-	1,279
Common stock issued for consulting services	75,000	285,000	360,000
Common stock issued for management fees	-	-	133,840
Stock-based compensation expense	68,039	431,787	579,196
Warrants issued for consulting services	-	162,155	162,155
Write-off of research and development expenses	-	-	606,798
Changes in operating assets and liabilities:
Due to/from affiliate	424,768	(3,310)	487,131
Accounts receivable	-	16,667	-
Patent application fees	-	-	(19,843)
Prepaid expenses and other current assets	6,474	(28,657)	(433)
Grants receivable	-	-	850
Accounts payable and accrued expenses	193,533	142,938	424,968
Net cash used in operating activities	(1,454,343)	(886,942)	(4,611,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28,255)	(11,414)	(94,689)
Net cash used in investing activities	(28,255)	(11,414)	(94,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	88	1,000,000	1,000,088
Issuance of preferred stock	-	-	1,250,000
Issuance of notes payable	1,700,000	-	2,950,000
Net cash provided by financing activities	1,700,088	1,000,000	5,200,088

NET INCREASE IN CASH AND
CASH EQUIVALENTS	217,490	101,644	493,447
CASH AND CASH EQUIVALENTS, beginning of period	275,957	235,982	-
CASH AND CASH EQUIVALENTS, end of period	$493,447	$337,626	$493,447

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting services	$75,000	$285,000	$360,000
Common stock issued for management fees	$-	$-	$133,840
Warrants issued for consulting services	$-	$162,155	$162,155
Common stock options issued for compensation	$68,039	$431,787	$579,196
Preferred stock issued for acquisition	$-	$-	$20,000
Common stock issued for acquisition	$-	$-	$592,460
Cash paid for interest	$-	$-	$28,897

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' Deficit
For the Periods From Inception (July 15, 2004) Through June 30, 2007
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
of $1.00 per share	20,000	2	-	-	19,998	-	20,000

July 22, 2004; common stock issued in the acquisition
of Trulite Technology, LC based on fair value of stock issued
of $0.20 per share (post April 2005 split)	-	-	2,962,300	296	592,164	-	592,460

July 28, 2004; common stock issued for management services
based on fair value of stock issued of $0.20 per share
(post April 2005 split)	-	-	343,850	34	68,736	-	68,770

Accretion of dividends	-	6,624	-	-	(6,624)	-	-

Net loss	-	-	-	-	-	(878,022)	(878,022)

Balance, December 31, 2004	320,000	6,656	3,306,150	330	974,244	(878,022)	103,208

Cash issuances:

February 1, 2005; issuance of preferred stock, at $1.00 per share	200,000	20	-	-	199,980	-	200,000

June 1, 2005; issuance of preferred stock at $0.80 per share	934,725	93	-	-	749,907	-	750,000

Non-cash issuances:

January 28, 2005; common stock issued for management services
based on fair value of stock issued of $0.20 per share (post April 2005 split)	-	-	325,350	33	65,037	-	65,070

Accretion of dividends	-	84,074	-	-	(84,074)	-	-

Net loss	-	-	-	-	-	(825,952)	(825,952)

Balance, December 31, 2005	1,454,725	90,843	3,631,500	363	1,905,094	(1,703,974)	292,326

Cash issuances:

April 13, 2006; issuance of common stock and warrants	-	-	1,000,000	100	999,900	-	1,000,000

Non-cash issuances:

April 26, 2006; common stock issued for consulting services
based on fair value of stock issued of $0.95 per share	-	-	300,000	30	284,970	-	285,000

April 26, 2006; warrants to purchase common stock issued
for consulting services based on fair value of warrants issued	-	-	-	-	162,155	-	162,155

Accretion of dividends	-	39,275	-	-	(39,275)	-	-

May 2, 2006; accretion of preferred stock for deemed
dividend on conversion of accrued dividends to common stock	-	161,388	-	-	(161,388)	-	-

May 2, 2006; accretion of preferred stock for deemed dividend
on conversion to common stock	-	1,424,762	-	-	(978,494)	(446,268)	-

May 2, 2006; conversion of preferred stock to common stock	(1,454,725)	(1,716,268)	6,853,991	685	6,853,306	(5,137,723)	-

Stock-based compensation	-	-	-	-	511,157	-	511,157

Net loss	-	-	-	-	-	(3,443,294)	(3,443,294)

Balance, December 31, 2006	-	-	11,785,491	1,178	9,537,425	(10,731,259)	(1,192,656)

Cash issuances:

April 1, 2007; issuance of common stock	-	-	100	-	88	-	88

Non-cash issuances:

June 26, 2007; common stock issued for consulting services
based on fair value of stock issued of $1.00 per share	-	-	100,000	10	74,990	-	75,000

February, 22, 2007; deemed dividend on warrant extension	-	-	-	-	104,881	(104,881)	-

June 26, 2007; warrants issued with convertible debt	-	-	-	-	135,300	-	135,300

Stock-based compensation	-	-	-	-	68,039	-	68,039

Net Loss	-	-	-	-	-	(2,235,466)	(2,235,466)

Balance, June 30, 2007	-	$-	11,885,591	1,188	$9,920,723	$(13,071,606)	$(3,149,695)

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through June 30, 2007

NOTE 1 - Basis of Presentation

The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments , including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. As permitted under those requirements, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. As used herein, the terms “Trulite,” “the Company,” “we,” “our” and “us” refer to Trulite, Inc.

For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2007.

The Company from inception (July 15, 2004) through June 30, 2007, did not have significant revenues. The Company has no significant operating history as of June 30, 2007. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception (July 15, 2004) through June 30, 2007, management has raised additional equity and debt financing to fund operations and to provide additional working capital. However, there is no assurance that future such financing will be in amounts sufficient to meet the Company’s needs.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications had no effect on net loss or stockholders deficit.

New Accounting Pronouncements:

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

NOTE 2 - Stock-Based Compensation

The Company has granted options to purchase common stock to employees, consultants and outside directors under the Trulite, Inc. Stock Option Plan, as amended and restated (the “Plan”). A total of 3,213,002 shares are reserved for issuance and, as of June 30, 2007, 392,226 shares remained available for grant under the Plan.

For the three and six month period ended June 30, 2007, total stock-based compensation expense recognized was $30,828 and $68,039, respectively. Stock-based compensation expense related to the three and six month period ended June 30, 2006 was $431,787. The total unrecognized compensation cost at June 30, 2007, relating to non-vested share-based compensation arrangements granted under the Plan, was $682,377. That cost is expected to be recognized over four years, with a weighted average period of 3.4 years.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through June 30, 2007

NOTE 2 - Stock-Based Compensation (Continued)

During the three and six month period ended June 30, 2007, the Company granted options to purchase 375,916 shares of common stock under the plan. The exercise price of the options was $1.00 per common share, and the estimated fair value of a share of common stock on the date of grant was $1.00. The options vest over a weighted average period of 3.5 years and have a contractual life of seven years. The fair value of these options was based upon the weighted average assumptions noted below:

Risk free rate	5.07%
Expected life (in years)	4.7
Expected volatility	64%
Expected dividends	-
Fair value	$0.57

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

The following summary presents information regarding outstanding options as of June 30, 2007, and the changes during the six months then ended:

	Shares	Weighted Average	Weighted Average	Aggregate
	Under	Exercise Price	Remaining	Intrinsic
	Options	Per Share	Contractual Term	Value
Outstanding at January 1, 2007	2,447,060	$0.94
Granted	375,916	1.00
Exercised	-	-
Forfeited/Cancelled	(2,300)	0.88
Outstanding at June 30, 2007	2,820,676	0.94	5.0 years	$152,754
Vested or expected to vest at June 30, 2007	2,684,512	0.94		151,577
Exercisable at June 30, 2007	1,459,032	$0.91	3.8 years	$140,984

NOTE 3 - Property and Equipment

Property and Equipment consists of the following:
	June 30,	December 31,
	2007	2006
Office and other equipment	$75,623	$59,249
Manufacturing equipment	15,450	9,491
Test equipment	10,072	4,150
Total fixed assets	101,145	72,890

Accumulated depreciation	(34,841)	(22,811)
Property and equipment, net	$66,304	$50,079

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through June 30, 2007

NOTE 4 - Accounts Payable and Accrued liabilities
	June 30,	December 31,
	2007	2006
Accounts payable	$273,239	$134,905
Accrued expenses	159,838	104,639
	$433,077	$239,544

NOTE 5 - Income taxes

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at June 30, 2007 and December 31, 2006.

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

NOTE 6 - Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. For the three and six month period ended June 30, 2007, research and development costs were $536,900 and $994,516, respectively. For the three and six month period ended June 30, 2006, research and development costs were $289,632 and $448,167, respectively.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through June 30, 2007

NOTE 7 - Notes Payable

On February 6, 2007, the Company incurred indebtedness of $600,000 pursuant to the terms of two promissory notes. The Company borrowed $240,000 from Contango Venture Capital Corporation, LLC (“CVCC”), which beneficially owns approximately 17.0% of the Company’s common stock, and $360,000 from Standard Renewable Energy Group, LLC (“SREG”), which owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 45.2% of the Company’s common stock. Both promissory notes bear interest at a rate of 11.25% until August 6, 2007, at which time the rate will become the prime rate plus 3%. Both notes mature on October 31, 2007, and may be prepaid by the Company at any time without penalty.

On May 30 and May 31, 2007, the Company incurred indebtedness of $240,000 and $360,000, respectively, pursuant to the terms of two promissory notes. The Company borrowed $360,000 from SREG. The Company borrowed $240,000 from CVCC. Both promissory notes bear interest at a rate of 11.25% until October 22, 2007, at which time the rate will become the prime rate plus 3%. Both notes mature on February 19, 2008, and may be prepaid by the Company at any time without penalty.

On June 26, 2007, the Company pursuant to the terms of a Note and Warrant Purchase Agreement dated June 26, 2007 (the “Purchase Agreement”), sold a total of 6.66 units (“Units”), each Unit comprising (i) a convertible promissory note (a “Note”), in the original principal amount of $75,000, and (ii) a warrant (a “Warrant”), to purchase 100,000 shares of the Company's common stock at a price of $1.00 per share. The Company sold a total of $500,000 in principal amount of Notes and Warrants to purchase a total of 666,666 shares of Common Stock for total proceeds of $500,000.

Each Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on June 26, 2008. Amounts outstanding under each Note may be prepaid without penalty. The unpaid principal balance due under each Note, together with any accrued but unpaid interest, may be converted into unregistered shares of Common Stock at a conversion price of $0.75 per share. Each Warrant is exercisable until June 26, 2010, at an exercise price of $1.00 per share and has a cashless exercise feature.

In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the proceeds were allocated to the Warrants and to the Notes based on the relative fair values of the two instruments at the date of issuance. The fair value of the Warrants was determined using Black-Scholes pricing model, assuming a risk-free interest rate of 4.63%, a volatility factor 63%, dividend yields of 0% and a contractual life of three years. Of the $500,000 of proceeds received from the issuance, $135,300 was recorded to additional paid-in capital to recognize the issuance of the Warrants and as a discount to the face amount of the Notes of $500,000. The discount will be amortized to interest expense through the date of maturity, June 26, 2008. The convertible feature contained in the Notes was not a beneficial conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and thus no portion of the proceeds was allocated to the conversion feature of the Notes.

On July 30, 2007, the Company entered into an Amendment to Promissory Notes (which was effective as of June 29, 2007), by and between the Company and SREG. The amendment extended the maturity of four promissory notes with an aggregate principal balance of $960,000 until December 31, 2007. In consideration for the extension, the Company agreed to a change in the adjusted interest rate payable under each note from the Prime Rate plus three percent to the Prime Rate plus four percent. As amended, the promissory notes will maintain a fixed interest rate of 11.25% through the date of the interest rate change date that is specific to each note, at which point the rate will increase to the amended rate of the prime rate plus four percent.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through June 30, 2007

NOTE 7 - Notes Payable (Continued)

On July 30, 2007, the Company entered into an Amendment to Promissory Notes (which was effective as of June 29, 2007), by and between the Company and CVCC, which extended the maturity of three promissory notes with an aggregate principal balance of $765,000 until December 31, 2007. In consideration for the extension, the Company agreed to a change in the adjusted interest rate payable under each note from the Prime Rate plus three percent to the Prime Rate plus four percent. As amended, the promissory notes will maintain a fixed interest rate of 11.25% through the date of the interest rate change date that is specific to each note, at which point the rate will increase to the amended rate of the prime rate plus four percent.

On July 30, 2007, the Company entered into an Amendment to Promissory Note (which was effective as of June 29, 2007), by and between the Company and Standard Renewable Energy, LP, which extended the maturity of a promissory note with a principal balance of $125,000 until December 31, 2007. In consideration for the extension, the Company agreed to a change in the interest rate from the Prime Rate plus three percent to the Prime Rate plus four percent.

On July 30, 2007, the Company entered into a Second Amendment to Subscription Agreement (which was effective as of June 29, 2007), by and between the Company, on the one hand, and SREG, Standard Renewable Energy, LP and CVCC on the other hand (the “Amended Subscription Agreements”). The original agreements dated April 5, 2007 and the first amendment to the original agreements dated April 24, 2007, entered into by and between SREG, Standard Renewable Energy, LP, and CVCC allowed the exchange of the Company’s outstanding promissory notes aggregating $1,850,000 on April 24, 2007, plus accrued and unpaid interest through the date of conversion for shares of the Company’s common stock. Under the Amended Subscription Agreements, the Company and the holder of the notes agreed that on the first business day following the date on which the Company first has outstanding 14,485,491 shares of common stock, the Company will issue to the holder of the notes a number of shares of common stock determined by multiplying 2 times the quotient of (x) the aggregate principal balance of and accrued but unpaid interest on the notes as of the close of business on the day before such issuance divided by (y) the lesser of (i) $1.00 or (ii) the average closing sale price for the Company’s common stock as quoted on the Over the Counter Bulletin Board for the ten trading days immediately preceding the date the Company has outstanding 14,485,491 shares of common stock outstanding. The Amended Subscription Agreements expire December 31, 2007.

 NOTE 8 - Stockholders’ Equity

On February 22, 2007, the Company’s Board of Directors agreed to extend the term of warrants, until April 13, 2008, that were issued April 2006 in connection with the issuance of common stock for cash consideration of $1.00 per share. These warrants entitled the holders to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share that were originally set to expire on April 13, 2007. A difference of $104,881 in the fair value of these warrants after modification, when compared to their fair value immediately prior to the modification, was recorded as a deemed dividend in the first quarter of 2007.

On May 4, 2007, the Company amended its certificate of incorporation to increase the authorized capital stock of the Company from 21,500,000 shares to 51,500,000 shares of capital stock, consisting of 50,000,000 shares of common stock and 1,500,000 shares of preferred stock.

A consultant provided services to the Company in connection with the consummation of the transactions contemplated by the Purchase Agreement, including providing advice regarding the terms of the Notes and Warrants and identifying potential investors. The Company agreed to issue 100,000 shares of common stock, as compensation for such services, and recognized $75,000 as a component of general and administrative expenses, the estimated fair value of the shares issued.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through June 30, 2007

NOTE 9 - Commitments and Related Party Transactions

Leases

Rent expense for the three and six month period ended June 30, 2007, was $8,847 and $14,634, respectively. Rent expense for the three and six month period ended June 30, 2006 was 9,839 and $12,754, respectively. Rent expense is included in general and administrative expenses in the accompanying statements of operations.

Interest

For the six month period ended June 30, 2007, the Company incurred interest expense of $53,738, $42,970, and $7,070 related to outstanding promissory notes with SREG, CVCC and Standard Renewable Energy, LP, a wholly owned subsidiary of SREG, respectively. No promissory notes were outstanding during the six month period ended June 30, 2006.

Due to affiliates

As of June 30, 2007, amounts due to affiliates consisted of accrued interest of $104,705 to SREG, Standard Renewable Energy, LP, and CVCC, $68,000 of short-term working capital advances from SREG, and $314,426 due to SREG for management and administrative services. Due to affiliates consisted of $62,363 due to SREG for general and administrative expenses as of December 31, 2006.

During the three and six month period ended June 30, 2007, SREG billed the Company $155,115 and $252,063 for management and administrative services.

Other

The Company had employment agreements with certain employees that expire during 2007, under which the committed obligations totaled $100,000 at June 30, 2007.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through June 30, 2007

NOTE 10 - Net Loss Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(1,296,559)	$(1,519,729)	$(2,235,466)	$(1,898,963)

Increases to Net Loss:

Preferred stock dividends	-	(10,180)	-	(39,275)

Deemed dividend on conversion of
preferred stock to common stock	-	(1,586,150)	-	(1,586,150)

Deemed dividend on warrant extension	-	-	(104,881)	-
Net loss attributable to common stockholders	$(1,296,559)	$(3,116,059)	$(2,340,347)	$(3,524,388)

Denominator
Basic earnings per share - weighted average
common shares outstanding	11,791,086	9,236,879	11,788,304	6,449,674

Weighted-average dilutive effect of stock-based
awards and common stock issuable upon conversion
of preferred stock, net of assumed repurchase of
treasury stock	-	-	-	-

Fully-diluted earnings per share - weighted
average common shares outstanding	11,791,086	9,236,879	11,788,304	6,449,674

Net loss per common share
Basic and diluted	$(0.11)	$(0.16)	$(0.19)	$(0.29)
Preferred and deemed dividends	-	(0.17)	(0.01)	(0.25)
Attributable to common stockholders	$(0.11)	$(0.34)	$(0.20)	$(0.55)

Basic and diluted net loss per share for the three and six month period ended June 30, 2007 and 2006 are the same since the effect of all common stock equivalents are anti-dilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

The following weighted average securities are not included in the computation of diluted loss per share as their effect would have been anti-dilutive:

Anti-dilutive securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Common stock options	2,553,619	1,647,154	2,490,579	1,072,498
Common stock warrants	1,436,630	1,125,275	1,418,416	565,746
8% cumulative convertible
series A preferred stock	-	511,552	-	980,533
Convertible debt (if-converted)	3,704,021	-	1,862,242	-

Item 2.  Management's Discussion and Analysis and Plan of Operation

The following Management’s Discussion and Analysis and Plan of Operation highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the periods described and should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2007, with their explanatory notes included as part of this Form 10-QSB, and our Management’s Discussion and Analysis and Plan of Operation for the twelve months ended December 31, 2006 included in our Form 10-KSB.

Overview and Plan of Operation

Trulite is engaged in the development, production, sourcing, marketing and selling of portable, semi-portable and stationary products, components and systems that can generate power for use in off-grid applications requiring power up to 1 KW. These products, components and systems include hydrogen fuel cells, photovoltaic solar panels, wind micro-turbines, batteries, charge controllers and inverters. Solar panels and on-site wind micro-turbines provide intermittent power that frequently must be stored to meet requirements when the panels are not producing. The Trulite fuel cells can provide power when the solar panels or wind turbines are not operating for extended and consistent power availability.

The Company recently announced the development of its new KH4 product. This hydrogen fuel cell generator can produce 150 watts of continuous power and up to 200 watts of peak power. The integrated advanced technology lithium ion battery can provide immediate power if the fuel cell is being used as a back-up for grid power. The system can manage the integration of power from solar panels and on-site wind micro-turbines together with power from the fuel cell to optimize the power available to meet the needs of the application. The KH4 uses dry sodium borohydride as the hydrogen source. The two 400 watt-hour fuel cartridges that are standard with the KH4 can provide over seven hours of run time with the unit operating at 60% of capacity. In the proper storage conditions, the fuel cartridges can be stored indefinitely before use. The Company has two patents that have issued and several patents pending for the technology involved in the KH4 and other products.

Trulite has recently expanded its product offering to include smaller photovoltaic solar power systems and small on-site wind micro-turbines power systems. These products will be offered in the marketplace prior to the new KH4 product being available in production quantities but will be able to work in conjunction with the KH4. Trulite believes that its off-grid products have application in several markets where electrical power is needed. The products can be used to recharge batteries such as those used in power tools on construction sites. Power can be provided in emergency situations where grid power is not available in the home or small business to recharge batteries, to power lights and small refrigerators and to power or recharge electronics. Power can also be provided for remote monitoring for security, industrial and other applications. The products can also be used for recreational activities where grid power is not readily available such as camping, boating, fishing and hunting. Off-grid power is also useful for remote displays and for traffic control applications. The Trulite products can also be used to recharge UPS battery back-up systems for computers where extended run times may be needed. Portable back-up power for batteries in cars, trucks, boats and RV’s also provides market opportunities.

The Company is a development stage company and, as such, has not had any meaningful revenues and has accumulated a deficit since its inception on July 15, 2004. From July 15, 2004 through December 31, 2004, the Company had $1,750 in sales. For the years ended December 31, 2005 and 2006, the Company had revenue of $16,667 and $8,333, respectively. For the six months ended June 30, 2007, the Company had no sales. We estimate that we will begin to have commercially viable products resulting from the ongoing research and development and product development by the second quarter 2008. Research and development expenditures will be made to further enhance the performance of the hydrogen fuel sources, to develop the electronics that control the process to generate electricity, to improve the performance of the fuel cells and other components, to increase the electrical output of the products and to test the performance and reliability of the products. Since our inception, we have spent $3,367,568 in research and development, including $994,516 in the six month period end June 30, 2007, and anticipate that we will spend at least $2.0 million for research and development during the next twelve months. We also anticipate spending approximately $4.0 million for general and administrative costs and capital expenditures through the second quarter of 2008.

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

We do not currently have sufficient capital to fully execute our business plan and we anticipate the need to raise additional capital to develop, promote, and distribute our product. Historically, our activities have been funded through a combination of common and preferred stock issuances and loans from existing investors and third parties. Additional funding may be raised through public or private, equity or debt financings. Additional funding may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds on terms not as favorable as we would hope.

Results of Operations

The following table summarizes our results of operations for the three and six month period ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$-	$-	$-	$8,333

Cost of sales	-	-	-	5,912

GROSS PROFIT	-	-	-	2,421

Operating expenses:

Research and development	536,900	289,632	994,516	448,167
Depreciation	6,388	2,721	12,030	5,441
General and administrative	693,025	1,230,111	1,124,866	1,450,923

TOTAL OPERATING EXPENSES	1,236,313	1,522,464	2,131,412	1,904,531

LOSS FROM OPERATIONS	(1,236,313)	(1,522,464)	(2,131,412)	(1,902,110)

Other income (expense):
Interest expense	(60,408)	-	(105,877)	(59)
Interest income	162	2,735	1,823	3,206

TOTAL OTHER INCOME (EXPENSE)	(60,246)	2,735	(104,054)	3,147

LOSS BEFORE INCOME TAXES	(1,296,559)	(1,519,729)	(2,235,466)	(1,898,963)

Income taxes	-	-	-	-
NET LOSS	$(1,296,559)	$(1,519,729)	$(2,235,466)	$(1,898,963)

Revenues

For the three and six months ended June 30, 2007, revenues totaled zero versus zero and $8,333 for the same periods ended June 30, 2006, respectively.

Gross profit

For the three and six months ended June 30, 2007, the Company had no gross profit versus zero and $2,421 for the same periods ended June 30, 2006, respectively.

Operating expenses

For the three month period ended June 30, 2007, as compared to the three month period ended June 30, 2006, operating expenses decreased by $286,151. Research and development increased during this period by $247,268, while general and administrative expenses decreased by $537,086. The increase in research and development during the three month period ended June 30, 2007 was due to a scale up of research and development of the KH-4 150-watt power system. The decrease in general and administrative expense during the three month period ended June 30, 2007 was the result of a decrease in stock compensation expense of $400,959 and a decrease in consulting fees of $418,564, both partially offset by an increase of $84,761 in management and administrative services provided by SREG, and an increase in insurance, marketing, and other professional fees of $197,676.

The primary decrease in consulting fees were due to 300,000 shares of common stock and 400,000 warrants to purchase the Company’s common stock that were issued during the second quarter of 2006 as consideration for consulting services in connection with two agreements for investment banking services.

The increase in insurance, marketing, and other professional fees is primarily related to the increased sales team to market the KH-4 150-watt power system, as well as additional expenses related to legal and other professional fees incurred as a result of the regulatory requirements of the Securities and Exchange Commission.

Operating expenses were $2,131,412 and $1,904,531 for the six month period ended June 30, 2007 and 2006, respectively. Research and development expenses increased to $994,516 for the six month period ended June 30, 2007, as compared to $448,167 for the corresponding prior year period. The increase in research and development during the six month period ended June 30, 2007 was due to a scale up of research and development of the KH-4 150-watt power system. General and administrative costs decreased $326,057 to $1,124,866 for the six month period ended June 30, 2007, as compared to $1,450,923 for the corresponding prior year period. The decrease was the result of a decrease in stock compensation expense of $363,748 and a decrease in consulting fees of $316,560, both partially offset by an increase of $135,131 in management and administrative services provided by SREG, and an increase in insurance, marketing and other professional fees of $219,120.

Depreciation expense increased $3,667 and $6,589 for the three and six month period ended June 30, 2007, compared to the corresponding prior year period. This increase was due to additions of equipment purchased for research and development.

Loss from Operations

Operating losses were $1,236,313 and $2,131,412 for the three and six month period ended June 30, 2007, respectively, as compared to operating losses of $1,522,464 and $1,902,110 for the three and six month period ended June 30, 2006, respectively, due to the changes in operating expenses as noted above.

Other Income (Expense)

Other income (expense) for the three and six month period ended June 30, 2007, totaled a loss of $60,246 and $104,054, respectively, and a decrease from the $2,735 and $3,147 of other income for the three and six month period ended June 30, 2006, respectively, due to interest expense on outstanding borrowings.

Net Loss

Net loss for the three and six month period ended June 30, 2007, was $1,296,559 and $2,235,466, respectively, as compared to $1,519,729 and $1,898,963, respectively, for the three and six month period ended June 30, 2006. The change in net loss was primarily due to increased operating expenses as noted above.

Cash position and sources and uses of cash

Our cash position at June 30, 2007 was $493,447 as compared to $275,957 at December 31, 2006.

Our operating activities for the six month period ended June 30, 2007 used cash in the amount of $1,454,343, as compared to $886,942 used in the six month period ended June 30, 2006. Cash used in operating activities for the six month period ended June 30, 2007 and 2006 reflected a net loss of $2,235,466 and $1,898,963, respectively. Non-cash charges were greater by $727,663 for the six month period ended June 30, 2006 primarily due to common stock options and warrants that were issued during this period for compensation and consulting services.

The Company used $28,255 and $11,414 in investing activities for the purchase of property and equipment for the six month period ended June 30, 2007 and 2006, respectively.

The Company had cash inflows from financing activities of $1,700,088 for the six month period ended June 30, 2007, compared with $1,000,000 during the six month period ended June 30, 2006. For the six month period ended June 30, 2007, the Company’s financing was primarily through a combination of convertible debt and warrants, whereas during the same period in 2006, the Company’s financing was through issuance of common stock.

On February 6, 2007, the Company incurred indebtedness of $600,000 pursuant to the terms of two promissory notes. The Company borrowed $240,000 from CVCC and $360,000 from SREG. Both promissory notes bear interest at a rate of 11.25% until August 6, 2007, at which time the rate will become the prime rate plus 3%. Both notes mature on October 31, 2007, and may be prepaid by the Company at any time without penalty.

On May 30 and May 31, 2007, the Company incurred indebtedness of $240,000 and $360,000, respectively, pursuant to the terms of two promissory notes (the “Promissory Notes”). The Company borrowed $360,000 from Standard Renewable Energy Group, LLC, (“SREG”), which owns NewPoint Energy Solutions, LP (“NewPoint”), and is the owner of approximately 45.2% of the Company’s common stock. The Company borrowed $240,000 from Contango Venture Capital Corporation, LLC (“CVCC”) which beneficially owns approximately 17.0% of the Company’s common stock. Both promissory notes bear interest at a rate of 11.25% until October 22, 2007, at which time the rate will become the prime rate plus 3%. Both promissory notes mature on February 19, 2008, and may be prepaid by the Company at any time without penalty.

On June 26, 2007, the Company pursuant to the terms of a Note and Warrant Purchase Agreement dated June 26, 2007 (the “Purchase Agreement”), sold a total of 6.66 units (“Units”), each Unit comprising (i) a convertible promissory note (a “Note”), in the original principal amount of $75,000, and (ii) a warrant (a “Warrant”), to purchase 100,000 shares of the Company's common stock, $0.0001 par value (“Common Stock”) at a price of $1.00 per share. The Company sold a total of $500,000 in principal amount of Notes and Warrants to purchase a total of 666,666 shares of Common Stock for total proceeds of $500,000.

Each Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on June 26, 2008. Amounts outstanding under each Note may be prepaid without penalty. The unpaid principal balance due under each Note, together with any accrued but unpaid interest, may be converted into unregistered shares of Common Stock at a conversion price of $0.75 per share. Each Warrant is exercisable until June 26, 2010, at an exercise price of $1.00 per share and has a cashless exercise feature.

On July 30, 2007, the Company entered into an Amendment to Promissory Notes (which was effective as of June 29, 2007), by and between the Company and SREG. The amendment extended the maturity of four promissory notes with an aggregate principal balance of $960,000 until December 31, 2007. In consideration for the extension, the Company agreed to a change in the adjusted interest rate payable under each note from the Prime Rate plus three percent to the Prime Rate plus four percent. As amended, the promissory notes will maintain a fixed interest rate of 11.25% through the date of the interest rate change date that is specific to each note, at which point the rate will increase to the amended rate of the prime rate plus four percent.

On July 30, 2007, the Company entered into an Amendment to Promissory Notes (which was effective as of June 29, 2007), by and between the Company and CVCC, which extended the maturity of three promissory notes with an aggregate principal balance of $765,000 until December 31, 2007. In consideration for the extension, the Company agreed to a change in the adjusted interest rate payable under each note from the Prime Rate plus three percent to the Prime Rate plus four percent. As amended, the promissory notes will maintain a fixed interest rate of 11.25% through the date of the interest rate change date that is specific to each note, at which point the rate will increase to the amended rate of the prime rate plus four percent.

On July 30, 2007, the Company entered into an Amendment to Promissory Note (which was effective as of June 29, 2007), by and between the Company and Standard Renewable Energy, LP, which extended the maturity of a promissory note with a principal balance of $125,000 until December 31, 2007. In consideration for the extension, the Company agreed to a change in the interest rate from the Prime Rate plus three percent to the Prime Rate plus four percent.

On July 30, 2007, the Company entered into a Second Amendment to Subscription Agreement (which was effective as of June 29, 2007), by and between SREG, Standard Renewable Energy, LP and CVCC (the “Amended Subscription Agreements”). The original agreements dated April 5, 2007 and the first amendment to the original agreements dated April 24, 2007, entered into by and between SREG, Standard Renewable Energy, LP, and CVCC allowed the exchange of all of the Company’s outstanding promissory notes aggregating $1,850,000, plus accrued and unpaid interest through the date of conversion for shares of the Company’s common stock. The Amended Subscription Agreements allow for the conversion of $1,850,000 of outstanding promissory notes plus accrued and unpaid interest through the date of conversion. Under the Amended Subscription Agreements, the Company and the holder of the notes agreed that on the first business day following the date on which the Company first has outstanding 14,485,491 shares of common stock, the Company will issue to the holder of the notes a number of shares of common stock determined by multiplying 2 times the quotient of (x) the aggregate principal balance of and accrued but unpaid interest on the notes as of the close of business on the day before such issuance divided by (y) the lesser of (i) $1.00 or (ii) the average closing sale price for the Company’s common stock as quoted on the Over the Counter Bulletin Board for the ten trading days immediately preceding the date the Company has outstanding 14,485,491 shares of common stock outstanding. The Amended Subscription Agreements expire December 31, 2007.

Capital Resources Going Forward

Our intended plan of operations for the next twelve months, is to manufacture, sell and distribute limited quantities of our KH-3X and KH-4 product, as well smaller photovoltaic solar power systems and small on-site wind micro-turbines power systems. In the past, the Company primarily used funds derived from the private placement of its securities to fund its operations.

Cash on hand as of June 30, 2007, and cash generated by operations in conjunction with our working capital, will not be sufficient to continue our business for the next twelve months. We continually review our overall capital and funding needs, taking into account current business needs, as well as the Company’s future goals and requirements. Based on our business strategy, we believe we will need to increase our available capital through the sale of additional securities.

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

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on May 23, 2007, at 1401 McKinney, Suite 1900, Houston Texas. An election of directors was held, with each of the directors below being elected and receiving the number of votes opposite their name, and with such directors subsequently constituting the entire board of directors of the Company.

	Number of Shares Voted For	Number of Shares Withheld
Jonathan H. Godshall	6,541,627	0
William Jackson Berger	6,541,627	0
Richard K. Hoesterey	6,541,627	0
General Randolph W. House	6,541,627	0
John Sifonis	6,541,627	0
John D. White	6,541,627	0
W. Kyle Willis	6,541,627	0

Additionally, the following resolutions were submitted to the Stockholders at the meeting, each being approved and receiving the number of votes opposite their description.

Proposal	Voted For	Number of Shares Voted Against	Abstaining
Amendment of the Company’s Certificate of Incorporation	6,541,627	0	0

Approval of the Company’s Amended and Restated Stock Option Plan	6,541,627	0	0

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

3.7	Certificate of Amendment to the Certificate of Incorporation of Trulite, Inc.

10.72(3)	Promissory Note, dated May 30, 2007, made by Trulite, Inc., in favor of Contango Venture Capital Corporation.

10.73(3)	Promissory Note, dated May 31, 2007, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC.

10.74(1)	Form of Convertible Promissory Note

10.75(1)	Form of Warrant

10.76(1)	Note and Warrant Purchase Agreement dated June 26, 2007

10.75(2)	Amendment to Promissory Note dated June 29, 2007, made by Trulite in favor of Standard Renewable Energy Group, LLC

10.76(2)	Amendment to Promissory Note dated June 29, 2007, made by Trulite in favor of Contango Venture Capital Corporation

10.77(2)	Amendment to Promissory Note dated June 29, 2007, made by Trulite in favor of Standard Renewable Energy, LP

10.78(2)	Second Amendment to Subscription Agreement dated June 29, 2007, made by Trulite in favor of Standard Renewable Energy Group, LLC

10.79(2)	Second Amendment to Subscription Agreement dated June 29, 2007, made by Trulite in favor of Contango Venture Capital Corporation

10.80(2)	Second Amendment to Subscription Agreement dated June 29, 2007, made by Trulite in favor of Standard Renewable Energy, LP

10.81(2)	Agreement, dated July 10, 2007 between Trulite, Inc. and HPC Capital Management

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Form 8-K dated June 29, 2007, and incorporated herein by reference

(2)	Previously filed as an exhibit to the Company’s Form 8-K dated July 30, 2007, and incorporated herein by reference

(3)	Previously filed as an exhibit to the Company’s Form 8-K dated May 30, 2007, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2007	Trulite, Inc.

	By:	/s/ Jonathan Godshall
Jonathan Godshall
President (Principal Executive Officer)

By:	/s/ G. Wade Stubblefield
G. Wade Stubblefield
Chief Financial Officer (Principal
Financial and Accounting Officer)