Form 10QSB
period 2007-09-30
TRULITE INC
filed 2007-11-13
CIK 1346861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51696

Trulite, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-1372858
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1401 McKinney Street
Suite 900
Houston, TX 77010

(Address of principal executive offices)

Issuer's telephone number, including area code: (713) 888-0660

Copies to:
James Ryan, III, Esq.
Jackson Walker L.L.P
901 Main St., Suite 6000
Dallas, TX 75202
Tel: (214) 953-5801
Fax: (214) 661-6688

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,935,591 shares of Common Stock, par value $.0001 per share, outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

TRULITE, INC.

INDEX to Form 10-QSB

PART I- FINANCIAL INFORMATION

Note Regarding Forward-looking Statements

This Form 10-QSB for the quarter ended September 30, 2007, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the research and development industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trulite, Inc. (a Development Stage Company)
Balance Sheets

	September 30, 2007	December 31, 2006
		Audited
ASSETS
Current assets:
Cash and cash equivalents	$26,169	$275,957
Prepaid expenses and other current assets	4,799	13,372
Total current assets	30,968	289,329

Property and equipment, net	60,429	50,079

Patent application fees	41,963	19,843

Total assets	$133,360	$359,251

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$383,987	$239,544
Due to affiliates	427,255	62,363
Notes payable to affiliates	3,075,000	1,250,000
Notes payable, net of unamortized discount of $103,955 as of September 30, 2007.	396,045	-
Unearned revenue	2,495	-
Total current liabilities	4,284,782	1,551,907

Commitments and contingencies

Stockholders' deficit:
8% Cumulative Convertible, Series A Preferred Stock; $0.0001 par value, 1,500,000 shares authorized, 0 shares issued and outstanding as of September 30, 2007 and December 31, 2006.	-	-
Common Stock; $0.0001 par value, 50,000,000 and 20,000,000 shares authorized, 11,935,591 and 11,785,491 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively.	1,193	1,178
Additional paid-in-capital	10,061,272	9,537,425
Deficit accumulated during the development stage	(14,213,887)	(10,731,259)
Total stockholders' deficit	(4,151,422)	(1,192,656)

Total liabilities and stockholders' deficit	$133,360	$359,251

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Operations

					Period From
					Inception
	Three Months Ended		Nine Months Ended		(July 15, 2004)
	September 30,		September 30,		Through
	2007	2006	2007	2006	September 30, 2007

Sales	$-	$-	$-	$8,333	$26,750

Cost of sales	-	-	-	5,912	18,385

GROSS PROFIT	-	-	-	2,421	8,365

Operating expenses:

Research and development	507,537	332,032	1,444,533	778,719	3,811,673
Depreciation	6,960	5,131	18,990	10,572	41,801
General and administrative	495,963	389,002	1,678,349	1,841,405	4,424,765

TOTAL OPERATING EXPENSES	1,010,460	726,165	3,141,872	2,630,696	8,278,239

LOSS FROM OPERATIONS	(1,010,460)	(726,165)	(3,141,872)	(2,628,275)	(8,269,874)

Other income (expense):
Interest expense	(132,507)	(4,854)	(238,384)	(4,913)	(268,773)
Interest income	686	799	2,509	4,005	13,632

TOTAL OTHER INCOME (EXPENSE)	(131,821)	(4,055)	(235,875)	(908)	(255,141)

LOSS BEFORE INCOME TAXES	(1,142,281)	(730,220)	(3,377,747)	(2,629,183)	(8,525,015)

Income taxes	-	-	-	-	-

NET LOSS	(1,142,281)	(730,220)	(3,377,747)	(2,629,183)	$(8,525,015)

Preferred stock dividends	-	-	-	(39,275)

Deemed dividend on conversion of preferred stock to common stock	-	-	-	(1,586,150)

Deemed dividend on warrant extension	-	-	(104,881)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,142,281)	$(730,220)	$(3,482,628)	$(4,254,608)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.10)	$(0.06)	$(0.28)	$(0.32)
Preferred and deemed dividends	-	-	(0.01)	(0.20)
Attributable to common stockholders	$(0.10)	$(0.06)	$(0.29)	$(0.52)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,897,004	11,785,491	11,824,935	8,247,825
Diluted	11,897,004	11,785,491	11,824,935	8,247,825

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Cash Flows

			Period From
			Inception
			(July 15, 2004)
	Nine Months Ended September 30,		Through
	2007	2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,377,747)	$(2,629,183)	$(8,525,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,990	10,572	41,801
Amortization of debt discount	31,345	-	31,345
Common stock issued for consulting services	75,000	285,000	360,000
Common stock issued for management fees	-	-	133,840
Stock-based compensation expense	158,593	477,159	669,750
Warrants issued for consulting services	-	162,155	162,155
Write-off of research and development expenses	-	-	606,798
Changes in operating assets and liabilities:
Due to/from affiliate	654,392	23,773	716,755
Accounts receivable	-	16,667	-
Prepaid expenses and other current assets	8,573	(10,723)	1,666
Grants receivable	-	-	850
Accounts payable and accrued expenses	144,443	62,981	375,878
Unearned revenue	2,495	-	2,495
Net cash used in operating activities	(2,283,916)	(1,601,599)	(5,421,682)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed and intangible assets	(51,460)	(13,527)	(137,737)
Net cash used in investing activities	(51,460)	(13,527)	(137,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	50,088	1,000,000	1,050,088
Issuance of common stock warrants with debt financing	135,300	-	135,300
Issuance of preferred stock	-	-	1,250,000
Issuance of notes payable	1,900,200	500,000	3,150,200
Net cash provided by financing activities	2,085,588	1,500,000	5,585,588

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(249,788)	(115,126)	26,169
CASH AND CASH EQUIVALENTS, beginning of period	275,957	235,982	-
CASH AND CASH EQUIVALENTS, end of period	$26,169	$120,856	$26,169

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting services	$75,000	$285,000	$360,000
Common stock issued for management fees	$-	$-	$133,840
Warrants issued for consulting services	$-	$162,155	$162,155
Common stock options issued for compensation	$158,593	$477,159	$669,750
Preferred stock issued for acquisition	$-	$-	$20,000
Common stock issued for acquisition	$-	$-	$592,460
Affiliate payable relieved through issuance of note payable	$289,500	$-	$289,500
Cash paid for interest	$-	$-	$28,897

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' Deficit
For the Periods From Inception (July 15, 2004) Through September 30, 2007

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

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' Deficit (Continued)
For the Periods From Inception (July 15, 2004) Through September 30, 2007

	8% Cumulative
	Convertible Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Cash issuances:

April 1, 2007; issuance of common stock	-	-	100	-	88	-	88

September 9, 2007; issuance of common stock			50,000	5	49,995		50,000

Non-cash issuance:

June 26, 2007; common stock issued for consulting services based on fair value of stock issued of $1.00 per share	-	-	100,000	10	74,990	-	75,000

February, 22, 2007; deemed dividend on warrant extension	-	-	-	-	104,881	(104,881)	-

June 26, 2007; warrants issued with convertible debt	-	-	-	-	135,300	-	135,300

Stock-based compensation	-	-	-	-	158,593	-	158,593

Net Loss	-	-	-	-	-	(3,377,747)	(3,377,747)

Balance, September 30, 2007	-	$-	11,935,591	$1,193	$10,061,272	$(14,213,887)	$(4,151,422)

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through September 30, 2007

NOTE 1 – Basis of Presentation

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

The Company from inception (July 15, 2004) through September 30, 2007, did not have significant revenues. The Company has no significant operating history as of September 30, 2007. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception (July 15, 2004) through September 30, 2007, management has raised additional equity and debt financing to fund operations and to provide additional working capital. However, there is no assurance that future such financing will be in amounts sufficient to meet the Company’s needs.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications had no effect on net loss or stockholders’ deficit.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

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

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through September 30, 2007

NOTE 2 – Property and Equipment

Property and Equipment consists of the following:

	September 30,	December 31,
	2007	2006

Office and other equipment	$79,657	$59,249
Manufacturing equipment	15,450	9,491
Test equipment	7,123	4,150
Total fixed assets	102,230	72,890

Accumulated depreciation	(41,801)	(22,811)
Property and equipment, net	$60,429	$50,079

NOTE 3 – Accounts Payable and Accrued liabilities

	September 30,	December 31,
	2007	2006

Accounts payable	$183,924	$134,905
Accrued expenses	200,063	104,639
	$383,987	$239,544

NOTE 4 – Notes Payable

On February 6, 2007, the Company incurred indebtedness of $600,000 pursuant to the terms of two promissory notes, which were amended June 29, 2007 (See below). The Company borrowed $240,000 from Contango Venture Capital Corporation, LLC (“CVCC”), which beneficially owns approximately 16.8% of the Company’s common stock, and $360,000 from Standard Renewable Energy Group, LLC (“SREG”), which owns NewPoint Energy Solutions, LP (“NewPoint”), the owner of approximately 44.7% of the Company’s common stock. Both promissory notes bore interest at a rate of 11.25% until August 6, 2007, at which time the rate became 12.25 (as amended). Both notes mature on December 31, 2007 (as amended), and may be prepaid by the Company at any time without penalty.

On May 30 and May 31, 2007, the Company incurred indebtedness of $240,000 and $360,000, respectively, pursuant to the terms of two promissory notes. The Company borrowed $360,000 from SREG. The Company borrowed $240,000 from CVCC. Both promissory notes bore interest at a rate of 11.25% until October 22, 2007, at which time the rate became prime rate plus 3%. As of October 22, 2007, the prime rate plus 3% was 11.25%. Both notes mature on February 19, 2008, and may be prepaid by the Company at any time without penalty.

On June 26, 2007, the Company pursuant to the terms of a Note and Warrant Purchase Agreement dated June 26, 2007 (the “Purchase Agreement”), sold a total of 6.66 units (“Units”), each Unit comprising (i) a convertible promissory note (a “Note”), in the original principal amount of $75,000, and (ii) a warrant (a “Warrant”), to purchase 100,000 shares of the Company's common stock at a price of $1.00 per share. The Company sold a total of $500,000 in principal amount of Notes and Warrants to purchase a total of 666,666 shares of Common Stock for total proceeds of $500,000. Each Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on June 26, 2008. Amounts outstanding under each Note may be

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through September 30, 2007

NOTE 4 – Notes Payable (Continued)

prepaid without penalty. The unpaid principal balance due under each Note, together with any accrued but unpaid interest, may be converted into unregistered shares of Common Stock at a conversion price of $0.75 per share. Each Warrant is exercisable until June 26, 2010, at an exercise price of $1.00 per share and has a cashless exercise feature.

In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the proceeds were allocated to the Warrants and to the Notes based on the relative fair values of the two instruments at the date of issuance. The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 4.63%, a volatility factor of 63%, dividend yields of 0% and a contractual life of three years. Of the $500,000 of proceeds received from the issuance, $135,300 was recorded to additional paid-in capital to recognize the issuance of the Warrants and as a discount to the face amount of the Notes of $500,000. The discount will be amortized to interest expense through the date of maturity, June 26, 2008. The convertible feature contained in the Notes was not a beneficial conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and thus no portion of the proceeds was allocated to the conversion feature of the Notes.

On July 30, 2007, the Company entered into an Amendment to Promissory Notes (which was effective as of June 29, 2007), by and between the Company and each of SREG, Standard Renewable Energy, LP (“SRE, LP”), a wholly owned subsidiary of SREG, and CVCC. The amendment extended the maturity of promissory notes with an aggregate principal balance of $960,000, $125,000, and $765,000 with SREG, SRE, LP, and CVCC, respectively, until December 31, 2007. In consideration for the extension, the Company agreed to a change in the adjusted interest rate payable under each note from the Prime Rate plus three percent to the Prime Rate plus four percent. As amended, the promissory notes will maintain a fixed interest rate of 11.25% through the date of the interest rate change date that is specific to each note, at which point the rate will increase to the amended rate of the prime rate plus four percent.

On July 30, 2007, the Company entered into a Second Amendment to Subscription Agreement (which was effective as of June 29, 2007), by and between the Company and each of SREG, SRE, LP and CVCC (the “Amended Subscription Agreements”). The original agreements dated April 5, 2007 and the first amendment to the original agreements dated April 24, 2007, entered into by and between SREG, SRE, LP, and CVCC allowed the exchange of the Company’s outstanding promissory notes aggregating $1,850,000 on April 24, 2007, plus accrued and unpaid interest through the date of conversion for shares of the Company’s common stock. Under the Amended Subscription Agreements, the Company and the holder of the notes agreed that on the first business day following the date on which the Company first has outstanding 14,485,491 shares of common stock, the Company will issue to the holder of the notes a number of shares of common stock determined by multiplying 2 times the quotient of (x) the aggregate principal balance of and accrued but unpaid interest on the notes as of the close of business on the day before such issuance divided by (y) the lesser of (i) $1.00 or (ii) the average closing sale price for the Company’s common stock as quoted on the Over the Counter Bulletin Board for the ten trading days immediately preceding the date the Company has outstanding 14,485,491 shares of common stock outstanding. The Amended Subscription Agreements expire December 31, 2007.

On August 20, 2007, the Company incurred indebtedness of $250,000 and $375,000, pursuant to the terms of two promissory notes. The Company borrowed $375,000 from SREG and $250,000 from CVCC. Both promissory notes bear interest at a rate of 12.25% until February 14, 2008, at which time the rate will become the prime rate plus 4%. Both notes mature on May 16, 2008, and may be prepaid by the Company at any time without penalty.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through September 30, 2007

NOTE 5 – Stock-Based Compensation

The Company has granted options to purchase common stock to employees, consultants and outside directors under the Trulite, Inc. Stock Option Plan, as amended and restated (the “Plan”). A total of 5,000,000 shares are reserved for issuance and, as of September 30, 2007, 1,551,421 shares remained available for grant under the Plan.

For the three and nine month period ended September 30, 2007, total stock-based compensation expense recognized was $90,554 and $158,593, respectively. Stock-based compensation expense related to the three and nine month period ended September 30, 2006 was $45,372 and $477,159, respectively. The total unrecognized compensation cost at September 30, 2007, relating to non-vested share-based compensation arrangements granted under the Plan, was $902,125. That cost is expected to be recognized through the third quarter of 2011, with a weighted average period of 3.3 years.

During the nine month period ended September 30, 2007, the Company granted options to purchase 1,125,916 shares of common stock under the plan. With respect to 375,916 of these options, the exercise price is $1.00 per common share. With respect to 750,000 of these options the exercise price is $.75 per common share. The exercise price was determined based on management’s estimate of fair value on the date of grant. The options vest over a weighted average period of 3.8 years and have a contractual life of seven years. The fair value of these options was based upon the weighted average assumptions noted below:

Risk free rate	4.76%
Expected life (in years)	4.7
Expected volatility	64%
Expected dividends	-
Fair value	$0.47

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

The following summary presents information regarding outstanding options as of September 30, 2007, and the changes during the nine months then ended:
Option Activity

	Shares	Weighted Average	Weighted Average	Aggregate
	Under	Exercise Price	Remaining	Intrinsic
	Options	Per Share	Contractual Term	Value

Outstanding at January 1, 2007	2,447,060	$0.94
Granted	1,125,916	0.83
Exercised	(50,000)	1.00
Forfeited/Cancelled	(22,300)	0.99
Outstanding at September 30, 2007	3,500,676	0.90	5.1 years	$-
Vested or expected to vest at September 30, 2007	3,295,734	0.90		-
Exercisable at September 30, 2007	1,451,251	$0.90	3.5 years	$-

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through September 30, 2007

NOTE 6 – Stockholders’ Equity

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

NOTE 7 – Income taxes

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at September 30, 2007 and December 31, 2006.

In June 2006, the FASB issued FASB Interpretation No.48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No.109”. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. After application of the provisions of FIN 48, it was not necessary for the Company to recognize any liability for unrecognized tax benefits or adjustment to the balance of retained earnings as of January 1, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had no accrued interest and penalties related to unrecognized tax benefits. As of January 1, 2007, after the implementation of FIN 48, the Company had no unrecognized tax benefits. Therefore, there is no amount, if recognized, that would affect the effective tax rate.

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

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through September 30, 2007

NOTE 8 – Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. For the three and nine month period ended September 30, 2007, research and development costs were $507,537 and $1,444,533, respectively. For the three and nine month period ended September 30, 2006, research and development costs were $332,032 and $778,719, respectively.

NOTE 9 – Commitments and Contingencies

Leases

Rent expense for the three and nine month period ended September 30, 2007, was $8,867 and $23,501, respectively. Rent expense for the three and nine month period ended September 30, 2006 was $12,027 and $24,781, respectively. Rent expense is included in general and administrative expenses in the accompanying statements of operations.

Other

The Company had an employment agreement with its President that expires July 31, 2008, under which the committed obligation is $110,000 at September 30, 2007.

NOTE 10 – Related Party Transactions

Due to affiliates

As of September 30, 2007, amounts due to affiliates consisted of accrued interest of $23,238, $11,087, and $77,577 to SREG, SRE, LP, and CVCC, respectively, $179,820 due to SREG for management and administrative services, and $135,533 owed to other related parties for working capital needs. Due to affiliates consisted of $62,363 due to SREG for general and administrative expenses as of December 31, 2006.

During the three and nine month period ended September 30, 2007, SREG billed the Company $137,045 and $392,846 for management and administrative services. During the three and nine month period ended September 30, 2006, SREG billed the Company $12,565 for management and administrative services.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through September 30, 2007

NOTE 10 – Related Party Transactions (Continued)

Notes payable to affiliates

Notes payable to affiliates totaled $3,075,000 as of September 30, 2007 and consisted of the following:
Affilliate	Note Date	Maturity Date	Principal

SREG	August 20, 2007	May 16, 2008	$375,000

SREG	May 31, 2007	February 19, 2008	360,000

SREG	February 6, 2007	December 31, 2007	360,000

SREG	November 28, 2006	December 31, 2007	100,000

SREG	October 26, 2006	December 31, 2007	250,000

SREG	September 21, 2006	December 31, 2007	250,000

Total due SREG			$1,695,000

SRE, LP	August 9, 2006	December 31, 2007	125,000

Total due SRE, LP			$125,000

CVCC	August 20, 2007	May 16, 2008	250,000

CVCC	May 30, 2007	February 19, 2008	240,000

CVCC	February 6, 2007	December 31, 2007	240,000

CVCC	November 22, 2006	December 31, 2007	400,000

CVCC	August 9, 2006	December 31, 2007	125,000

Total due CVCC			$1,255,000

Total notes payable to affiliates			$3,075,000

As described in Note 4, SREG, SRE, LP and CVCC have entered into subscription agreements for $960,000, $125,000, and $765,000, respectively, of notes payable, which will allow for the conversion of those notes to common stock of the Company.

Interest

For the three and nine month period ended September 30, 2007, the Company incurred interest expense of $83,589 and $187,367, respectively, related to outstanding promissory notes with SREG, SRE, LP, and CVCC. For the three and nine month period ended September 30, 2006, the Company incurred interest expense of $4,894 related to outstanding promissory notes with SREG, SRE, LP and CVCC.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through September 30, 2007

NOTE 11 – Net Loss Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(1,142,281)	$(730,220)	$(3,377,747)	$(2,629,183)

Increases to Net Loss:

Preferred stock dividends	-	-	-	(39,275)

Deemed dividend on conversion of preferred stock to common stock	-	-	-	(1,586,150)

Deemed dividend on warrant extension	-	-	(104,881)	-

Net loss attributable to common stockholders	$(1,142,281)	$(730,220)	$(3,482,628)	$(4,254,608)

Denominator
Basic earnings per share - weighted average common shares outstanding	11,897,004	11,785,491	11,824,935	8,247,825

Weighted-average dilutive effect of stock-based awards and common stock issuable upon conversion of preferred stock, net of assumed repurchase of treasury stock	-	-	-	-

Fully-diluted earnings per share - weighted average common shares outstanding	11,897,004	11,785,491	11,824,935	8,247,825

Net loss per common share
Basic and diluted	$(0.10)	$(0.06)	$(0.28)	$(0.32)
Preferred and deemed dividends	-	-	(0.01)	(0.20)
Attributable to common stockholders	$(0.10)	$(0.06)	$(0.29)	$(0.52)

Basic and diluted net loss per share for the three and nine month period ended September 30, 2007 and 2006 are the same since the effect of all common stock equivalents are anti-dilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

The following weighted average securities are not included in the computation of diluted loss per share as their effect would have been anti-dilutive:

Anti-dilutive securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Common stock options	3,247,415	2,134,388	2,734,425	1,430,351
Common stock warrants	2,066,666	1,400,000	1,636,874	846,886
8% cumulative convertible series A preferred stock	-	-	-	650,097
Convertible debt (if-converted)	4,564,303	-	3,778,632	-

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements
As of and for the Period from Inception (July 15, 2004) Through September 30, 2007

NOTE 12 – Subsequent Events

On November7, 2007, the Company pursuant to the terms of a Note and Warrant Purchase Agreement dated November 7, 2007 (the “Purchase Agreement”), sold a total of seventeen units (the “Units”), each Unit comprising (i) a 15% interest bearing unsecured promissory note in the principal amount of $25,000, with a maturity date of April 30, 2008 (the “Notes”), and (ii) a one year common stock warrant to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Warrants”). The price of each unit was $25,000. The Company sold a total of $425,000 in principal amount of Notes and Warrants to purchase a total of 425,000 shares of Common Stock for total proceeds of $425,000.

Item 2.  Management's Discussion and Analysis and Plan of Operation

The following Management’s Discussion and Analysis and Plan of Operation highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the periods described and should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2007, with their explanatory notes included as part of this Form 10-QSB, and our Management’s Discussion and Analysis and Plan of Operation for the twelve months ended December 31, 2006 included in our Form 10-KSB.

Overview and Plan of Operation

Trulite is engaged in the development, production, sourcing, marketing and selling of portable, semi-portable and stationary products, components and systems that can generate power for use in off-grid applications requiring power up to one kilowatt. These products, components and systems include hydrogen fuel cells, photovoltaic solar panels, wind micro-turbines, batteries, charge controllers and inverters. Solar panels and on-site wind micro-turbines provide intermittent power that frequently must be stored to meet requirements when the panels are not producing. The Trulite fuel cells can provide power when the solar panels or wind turbines are not operating for extended and consistent power availability.

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

Trulite believes that its off-grid products have application in several markets where electrical power is needed. The products can be used to recharge batteries such as those used in power tools on construction sites. Power can be provided in emergency situations where grid power is not available in the home or small business to recharge batteries, to power lights and small refrigerators and to power or recharge electronics. Power can also be provided for remote monitoring and electronics for security, industrial, telecommunications, and other applications. The products can also be used for recreational activities where grid power is not readily available such as camping, boating, fishing and hunting. Off-grid power is also useful for remote displays and for traffic control applications. The Trulite products can also be used to recharge uninterruptible power supply (“UPS”) battery back-up systems for computers where extended run times may be needed. Portable back-up power for batteries in cars, trucks, boats and RV’s also provides market opportunities.

Trulite is beginning to present its products to potential customers in several markets using the working prototypes of the KH4 product. Trulite plans to make about 30 units of the beta version of the KH4 integrated hydrogen fuel cell product by the end of the fourth quarter of 2007. Trulite plans to sell several of these beta units to interested customers for testing in their applications and we also plan to test several units internally. One of the beta units has been sold to a governmental agency and other customers have signed agreements to purchase several additional units.

The Company is a development stage company and, as such, has not had any meaningful revenues and has accumulated a deficit since its inception on July 15, 2004. From July 15, 2004 through December 31, 2004, the Company had $1,750 in sales. For the years ended December 31, 2005 and 2006, the Company had revenue of $16,667 and $8,333, respectively. For the nine months ended September 30, 2007, the Company had no sales. We estimate that we will begin to have commercially viable products resulting from the ongoing research and development and product development by the third quarter 2008. Research and development expenditures will be made to further enhance the performance of the hydrogen fuel sources, to develop the electronics that control the process to generate electricity, to improve the performance of the fuel cells and other components, to increase the electrical output of the products and to test the performance and reliability of the products. Since our inception, we have spent $3,811,673 in research and development, including $1,444,533 in the nine month period ended September 30, 2007, and anticipate that we will spend at least $2.0 million for research and development during the next twelve months. We also anticipate spending approximately $5.2 million for general and administrative costs and capital expenditures through the third quarter of 2008.

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

Results of Operations

The following table summarizes our results of operations for the three and nine month period ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales	$-	$-	$-	$8,333

Cost of sales	-	-	-	5,912

GROSS PROFIT	-	-	-	2,421

Operating expenses:

Research and development	507,537	332,032	1,444,533	778,719
Depreciation	6,960	5,131	18,990	10,572
General and administrative	495,963	389,002	1,678,349	1,841,405

TOTAL OPERATING EXPENSES	1,010,460	726,165	3,141,872	2,630,696

LOSS FROM OPERATIONS	(1,010,460)	(726,165)	(3,141,872)	(2,628,275)

Other income (expense):
Interest expense	(132,507)	(4,854)	(238,384)	(4,913)
Interest income	686	799	2,509	4,005

TOTAL OTHER INCOME (EXPENSE)	(131,821)	(4,055)	(235,875)	(908)

LOSS BEFORE INCOME TAXES	(1,142,281)	(730,220)	(3,377,747)	(2,629,183)

Income taxes	-	-	-	-

NET LOSS	$(1,142,281)	$(730,220)	$(3,377,747)	$(2,629,183)

Revenues

For the three and nine month period ended September 30, 2007 there was no revenues. The Company had no revenues for the three months ended September 30, 2006. The Company had $8,333 in revenues during the nine months ended September 30, 2006.

Gross profit

For the three and nine month period ended September 30, 2007 there was no gross profit or loss. The Company had no gross profit for the three months ended September 30, 2006. The Company had $2,421 in gross profit during the nine months ended September 30, 2006.

Operating expenses

For the three month period ended September 30, 2007, as compared to the three month period ended September 30, 2006, operating expenses increased by $284,295. Research and development increased during this period by $175,505 and general and administrative expenses increased by $106,961. The increase in research and development during the three month period ended September 30, 2007 was due to a scale up of research and development of the KH 4 150-watt power system. The increase in general and administrative expense during the three month period ended September 30, 2007 was the result of an increase of $117,682 in management and administrative services provided by SREG, an increase of $119,760 in stock compensation and employee salaries, an increase in sales and marketing activities of $34,590, and a decrease in audit, accounting, and consulting fees of $165,071.

Operating expenses were $3,141,872 and $2,630,696 for the nine month period ended September 30, 2007 and 2006, respectively. Research and development expenses increased to $1,444,533 for the nine month period ended September 30, 2007, as compared to $778,719 for the corresponding prior year period. The increase in research and development during the nine month period ended September 30, 2007 was due to a scale up of research and development of the KH-4 150-watt power system. General and administrative costs decreased $163,056 to $1,678,349 for the nine month period ended September 30, 2007, as compared to $1,841,405 for the corresponding prior year period. The decrease was the result of a decrease in stock compensation expense of $318,566 and a decrease in consulting and other professional fees of $401,051, both partially offset by an increase of $311,957 in management and administrative services provided by SREG, an increase in insurance, employee salaries, and other administrative expenses of 114,923, and an increase in sales and marketing activities of 129,681.

Depreciation expense increased $1,829 and $8,418 for the three and nine month period ended September 30, 2007, compared to the corresponding prior year period. This increase was due to additions of equipment purchased for research and development.

Loss from Operations

Operating losses were $1,010,460 and $3,141,872 for the three and nine month period ended September 30, 2007, respectively, as compared to operating losses of $726,165 and $2,628,275 for the three and nine month period ended September 30, 2006, respectively, due to the changes in operating expenses as noted above.

Other Income (Expense)

Other income (expense) for the three and nine month period ended September 30, 2007, totaled a net expense of $131,821 and $235,875, respectively, and a net expense of $4,055 and $908 for the three and nine month period ended September 30, 2006, respectively, due to interest expense on outstanding borrowings.

Net Loss

Net loss for the three and nine month period ended September 30, 2007, was $1,142,281 and $3,377,747, respectively, as compared to $730,220 and $2,629,183, respectively, for the three and nine month period ended September 30, 2006. The change in net loss was primarily due to increased operating expenses as noted above.

Cash position and sources and uses of cash

Our cash position at September 30, 2007 was $26,169 as compared to $275,957 at December 31, 2006.

Our operating activities for the nine month period ended September 30, 2007 used cash in the amount of $2,283,916, as compared to $1,601,599 used in the nine month period ended September 30, 2006. Cash used in operating activities for the nine month period ended September 30, 2007 and 2006 reflected a net loss of $3,377,747 and $2,629,183, respectively. Non-cash charges were greater by $690,721 for the nine month period ended September 30, 2006 primarily due to common stock options and warrants that were issued during this period for compensation and consulting services.

The Company used $51,460 and $13,527 in investing activities for the purchase of property and equipment for the nine month period ended September 30, 2007 and 2006, respectively.

The Company had cash inflows from financing activities of $2,085,588 for the nine month period ended September 30, 2007, compared with $1,500,000 during the nine month period ended September 30, 2006. For the nine month period ended September 30, 2007, the Company’s financing was primarily through a combination of convertible debt, short term promissory notes, and warrants, whereas during the same period in 2006, the Company’s financing was through issuance of common stock and warrants and short term promissory notes, which have subsequently been amended to extend the maturity date.

On February 6, 2007, the Company incurred indebtedness of $600,000 pursuant to the terms of two promissory notes, which were amended June 29, 2007 (See below). The Company borrowed $360,000 and $240,000 from SREG and CVCC, respectively. Both promissory notes bore interest at a rate of 11.25% until August 6, 2007, at which time the rate became 12.25 (as amended). Both notes mature on December 31, 2007 (as amended), and may be prepaid by the Company at any time without penalty.

On May 30 and May 31, 2007, the Company incurred indebtedness of $240,000 and $360,000, respectively, pursuant to the terms of two promissory notes. The Company borrowed $360,000 from SREG. The Company borrowed $240,000 from CVCC. Both promissory notes bore interest at a rate of 11.25% until October 22, 2007, at which time the rate became prime rate plus 3%. As of October 22, 2007, the prime rate plus 3% was 11.25%. Both notes mature on February 19, 2008, and may be prepaid by the Company at any time without penalty.

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

On July 30, 2007, the Company entered into an Amendment to Promissory Notes (which was effective as of June 29, 2007), by and between the Company and each of SREG, SRE, LP, and CVCC. The amendment extended the maturity of promissory notes with an aggregate principal balance of $960,000, $125,000, and $765,000 with SREG, SRE, LP, and CVCC, respectively, until December 31, 2007. In consideration for the extension, the Company agreed to a change in the adjusted interest rate payable under each note from the Prime Rate plus three percent to the Prime Rate plus four percent. As amended, the promissory notes will maintain a fixed interest rate of 11.25% through the date of the interest rate change date that is specific to each note, at which point the rate will increase to the amended rate of the prime rate plus four percent.

On July 30, 2007, the Company entered into a Second Amendment to Subscription Agreement (which was effective as of June 29, 2007), by and between the Company and each of SREG, SRE, LP and CVCC (the “Amended Subscription Agreements”). The original agreements dated April 5, 2007, and the first amendment to the original agreements dated April 24, 2007, entered into by and between SREG, SRE, LP, and CVCC allowed the exchange of all of the Company’s outstanding promissory notes aggregating $1,850,000, plus accrued and unpaid interest through the date of conversion for shares of the Company’s common stock. The Amended Subscription Agreements allow for the conversion of $1,850,000 of outstanding promissory notes plus accrued and unpaid interest through the date of conversion. Under the Amended Subscription Agreements, the Company and the holder of the notes agreed that on the first business day following the date on which the Company first has outstanding 14,485,491 shares of common stock, the Company will issue to the holder of the notes a number of shares of common stock determined by multiplying 2 times the quotient of (x) the aggregate principal balance of and accrued but unpaid interest on the notes as of the close of business on the day before such issuance divided by (y) the lesser of (i) $1.00 or (ii) the average closing sale price for the Company’s common stock as quoted on the Over the Counter Bulletin Board for the ten trading days immediately preceding the date the Company has outstanding 14,485,491 shares of common stock outstanding. The Amended Subscription Agreements expire December 31, 2007.

On August 20, 2007, the Company incurred indebtedness of $250,000 and $375,000, pursuant to the terms of two promissory notes. The Company borrowed $375,000 from SREG and $250,000 from CVCC. Both promissory notes bear interest at a rate of 12.25% until February 14, 2008, at which time the rate will become the prime rate plus 4%. Both notes mature on May 16, 2008, and may be prepaid by the Company at any time without penalty.

On November7, 2007, the Company pursuant to the terms of a Note and Warrant Purchase Agreement dated November 7, 2007 (the “Purchase Agreement”), sold a total of seventeen units (the “Units”), each Unit comprising (i) a 15% interest bearing unsecured promissory note in the principal amount of $25,000, with a maturity date of April 30, 2008 (the “Notes”), and (ii) a one year common stock warrant to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Warrants”). The price of each unit was $25,000. The Company sold a total of $425,000 in principal amount of Notes and Warrants to purchase a total of 425,000 shares of Common Stock for total proceeds of $425,000.

Capital Resources Going Forward

Our intended plan of operations for the next twelve months, is to manufacture, sell and distribute limited quantities of our KH 3X and KH 4 product, as well smaller photovoltaic solar power systems and small on-site wind micro-turbines power systems. In the past, the Company primarily used funds derived from the private placement of its securities to fund its operations.

Cash on hand as of September 30, 2007, and cash generated by operations in conjunction with our working capital, will not be sufficient to continue our business for the next twelve months. We continually review our overall capital and funding needs, taking into account current business needs, as well as the Company’s future goals and requirements. Based on our business strategy, we believe we will need to increase our available capital through the sale of additional securities.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2007, the Company issued 100,000 shares of Common Stock to Jelco, Inc., pursuant to its consulting agreement. There were no proceeds received from this transaction.

On September 10, 2007, Jonathan H. Godshall, the Company’s Chief Executive Officer, exercised 50,000 options to purchase 50,000 shares of Common Stock for $1 per share. The proceeds of $50,000 received from the exercise was used for general operating expenses.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

10.81(1)	Promissory Note, dated August 20, 2007, made by Trulite, Inc., in favor of Contango Venture Capital Corporation.

10.82(1)	Promissory Note, dated August 20, 2007, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC.

10.83(3)	Form of Promissory Note

10.84(3)	Form of Warrant

10.85(3)	Note and Warrant Purchase Agreement dated November 7, 2007

99.1(2)	Company Fact Sheet, dated September 2007

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for  the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Form 8-K dated August 20, 2007, and incorporated herein by reference
(2)	Previously filed as an exhibit to the Company’s Form 8-K dated September 27, 2007, and incorporated herein by reference
(3)	Previously filed as an exhibit to the Company’s Form 8-K dated November 7, 2007, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2007	Trulite, Inc.

	By:	/s/ Jonathan Godshall
Jonathan Godshall
President (Principal Executive Officer)

	By:	/s/ G. Wade Stubblefield
G. Wade Stubblefield
Chief Financial Officer (Principal
Financial and Accounting Officer)