Form 10-K
period 2007-12-31
TRULITE INC
filed 2008-03-31
CIK 1346861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐(Do not check if a smaller reporting company)	Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,552,955 as of June 30, 2007.

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, 21,201,270 shares outstanding at March 31, 2008. Preferred Stock, no shares issued and outstanding at March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement for the Company’s 2008 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2007, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A (T).	Disclosure Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements,” which involve known and unknown risks, uncertainties, and other factors that could cause actual financial or operating results, performances, or achievements expressed or implied by such forward-looking statements not to occur or be under realized. These forward-looking statements generally are based on our best estimates of future results, performances, or achievements, current conditions and assumptions. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “could,” “project,” “expect,” “believe,” “plan,” “predict,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “would,” “should,” “aim,” “opportunity,” or similar terms, variations of those terms or the negative of those terms, or other variations of those terms or comparable words or expressions. These risks and uncertainties include, but are not limited to:

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

PART I

Item 1. Business.

Overview of the Company, Products and Target Markets

Trulite is an emerging technology company engaged in the development, production, sourcing, marketing and selling of portable, semi-portable and stationary products, components and power generation systems that can generate clean renewable power for use in off-grid applications requiring power up to one kilowatt. These products, components and systems include the integration of hydrogen fuel cells, photovoltaic solar panels, wind micro-turbines, batteries, charge controllers and inverters and can be used in both a prime as well as standby power system in both indoor as well as outdoor applications.

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

In September 2005, the Company introduced its Kitty Hawk system. This product consists of three technologies: one that generates hydrogen gas from dry chemical hydride compounds (the HydroCell, a proprietary hydrogen storage product that is an environmental-friendly alternative developed from the Company’s prototype chemical hydride cartridges that the Company also plans to market as a separate product and with respect to which the Company has filed six patent applications); one that transforms the hydrogen gas into electricity (the fuel cell stack, for which the Company has one filed patent); and one that controls the flow of hydrogen for the actual generation of electricity (the control technology, which is a technology with respect to which the Company has also filed one patent). This original Kitty Hawk system, produced in limited quantities in the first quarter of 2006, was capable of producing 15 net watts of power. During 2006, the Company developed an enhanced version of the Kitty Hawk, the KH-3X, with twice the power output of the initial Kitty Hawk product. The Company used the results of field testing and initial user response of the KH-3X in developing a more powerful and more advanced hybrid power generation product, the KH4. The Company has one patent application for the ability to utilize hybrid power sources.

The KH4 system has the capability to produce 150 watts of continuous power and up to 250 watts of peak power. The integrated advanced technology lithium ion battery can provide immediate power if the unit is being used as a back-up for grid power. The system can manage the integration of power from photovoltaic solar panels and on-site wind micro-turbines together with power from the fuel cell to optimize the power available to meet the needs of the application. The two integral 400 watt-hour fuel cartridges that are standard with the KH4 can provide over seven hours of run time with the unit operating at 60% of capacity. In the proper storage conditions, the fuel cartridges can be stored indefinitely before use. The Company has identified and entered into initial discussions with potential key customers in anticipation of initial product shipments in late 2008. The expected manufacturing, application development costs and capital operating requirement is expected to total $9.1 million during 2008, including capital expenditures of $1.2 million. Funding for product development and manufacturing are expected to come from the issuance of additional equity and debt instruments.

We generated $16,667, $8,333 and $2,883 in revenues from the sale of HydroCells and integrated power generation units and ancillary products in 2005, 2006 and 2007, respectively.

Overview of the Renewable Energy Industry

There are a number of factors that we believe are creating significant changes in the landscape of the renewable energy industry, which in turn present significant opportunities for renewable portable power generation:

1.	Users of conventional hydrocarbon energy sources (oil and natural gas) face increasing problems with maintaining supply in the face of growing global demand;

2.
Power reliability (that is, the electric power provided to commercial and consumer markets through the electrical grid) is becoming an increasing problem in the United States and other countries due to aging infrastructure, necessitating alternative off-grid power sources for back-up during outages or as primary power sources;

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

A fuel cell is a non-mechanical device (it is a very thin membrane similar to a computer chip) that converts hydrogen gas (the fuel source) and oxygen into electricity and water. The water is a non-toxic by-product resulting from the process of generating electricity in a proton exchange membrane fuel cell and is eliminated during the electricity conversion process. Each fuel cell (that is, each “chip”) produces a given amount of power when the hydrogen and oxygen are combined (the power output is measured in watts). When several fuel cells are combined or “stacked,” they create a fuel cell stack.

Products utilizing fuel cell technology include fuel cell buses, numerous military applications, auxiliary power units, remote power, and other transportation applications. Broad commercialization of fuel cell usage depends on developing a cost effective product or products with unique attributes for certain applications. Products will be commercialized at price points that make sense to both commercial and consumer markets.

Portable and semi-portable applications such as in the premium battery markets, where fuel cells improve run time and can be cost-competitive, appear to be leading the early efforts of commercialization. This initial focus should also help demonstrate product performance, reliability and durability. It should also reduce production costs, establish codes and standards for fuel cell technology, build a skilled labor force, develop the nation’s hydrogen infrastructure and create public awareness and acceptance.

There will be winners and losers in the commercialization process as the technology develops, but we believe it is too early to tell which technologies will ultimately dominate in certain applications. However, the future direction of the industry appears clear in some major application areas, such as Proton Exchange Membrane (“PEM”) fuel cell technology, the technology used in our products. A portable fuel cell industry survey by Fuel Cell Today in December 2006 indicated that over 75% of the companies surveyed are focusing their efforts on PEM fuel cells or the closely related Direct Methanol Fuel Cell technologies. The survey also suggests that government actions to address fuel costs, supply risks, and the environment could positively and dramatically impact fuel cell industry prospects in the next two to three years.

Our Products

Trulite plans to produce two primary products: the HydroCell fuel source and the integrated fuel cell power generation system that uses the HydroCells. These core products will be offered as stand alone products but will also be the primary technology behind various hybrid systems that Trulite offers.

Our HydroCell is a technology that utilizes a cartridge filled with a chemical hydride (dry sodium borohydride) that, when injected with water, produces hydrogen on demand for portable and stationary power devices. Each cartridge is compact and lightweight. Power-to-weight ratio (the ability to generate the same or more energy by cutting the weight of the generating device) is one factor in gaining market acceptance for clean portable power sources. The key to the HydroCell’s efficient design is that it uses moist air exiting a PEM fuel cell to produce hydrogen for the PEM fuel cell stack. Water recycling not only enables the HydroCell to produce several liters of hydrogen from a lightweight package, but also means that the HydroCell produces hydrogen only when the fuel cell stack is operating. The proprietary control technology used inside the HydroCell and the cartridges make possible the safe production of hydrogen. The internal cartridge components allow the energy-dense chemical hydride to react with the injected water in a controlled manner while providing for an almost complete reactivity of the material.

The HydroCell fuel source can be marketed as a separate product and is a metallic cylinder holding the chemical hydride. When water is injected into the cylinder, it creates a chemical reaction which generates hydrogen gas. The hydrogen gas is transformed into electricity via the fuel cell, which then powers the product in which it is installed. The container is sealed to prevent moisture from entering the cylinder and to ensure the chemical hydride does not escape the cylinder. The cylinder is robust and will not break if dropped or otherwise abused, resulting in a reliable and safe product that is easy to manufacture.

We believe the significance of the HydroCell is the proprietary, chemical hydride mixture and chemical reaction process wherein the generation of hydrogen does not occur until water is added to the chemical hydride. Given that the hydride is inert until water is added, a HydroCell cartridge can be kept in storage for a minimum of three years without losing its energy density. In other words, the energy level doesn’t get weaker over time. We believe the HydroCell has the highest energy density of any known portable hydrogen source currently available in the market. Our dry hydride technology for generating hydrogen makes it possible to build HydroCell cartridges capable of generating hydrogen for extended run times.

We believe the HydroCell’s design offers the following advantages:

1.	Safety - Hydrogen is produced only as it is needed, making it a safer product;

2.	Reliability - The HydroCell has few moving parts, making it a reliable fuel source;

3.	Cost - The HydroCell cartridges are inexpensive compared with the costs associated with generating an equal amount of energy from conventional energy sources because they provide clean energy;

4.	Disposability - The HydroCell cartridges are disposable. The by-product is an inert, solid, chemical oxide with minimal health hazard that can be discarded in landfills; and

5.	Shelf Life - The HydroCell can lie dormant for an extended period of time without losing its energy density.

Our second product is the integrated fuel cell power generation system, consisting of the HydroCell, the fuel cell stack and the Company’s control technology that controls the flow of hydrogen for the actual generation of electricity.

The control technology is an integrated, programmable electronic circuit (that is, the circuit can be programmed to perform specific tasks) that is used to control the flow of hydrogen and oxygen to the fuel cell stack and to optimize the process. The purpose of the control technology is to ensure the proper amount of hydrogen is generated to power the device that is attached to the Kitty Hawk product. If too much or too little hydrogen is generated, the efficiency of the Kitty Hawk is significantly reduced resulting in the unit’s inability to adequately power the attached devices. The control system also manages the use of power from all of the energy sources that can be used in this hybrid system including batteries, photovoltaic solar panels, wind micro-turbines, and of course the fuel cell itself.

We manufacture the fuel cell stack, and engage in new product development and product enhancements on the fuel cell stack. We first introduced the Kitty Hawk power system in September 2005. The initial Kitty Hawk products could generate hydrogen for up to three hours at full power. The initial product was capable of generating 15 net watts of power and the second generation, the KH-3X, was capable of generating 30 net watts of usable power.

The KH-3X had a number of enhancements: improved physical design; noise reduction; faster start-up cycle (several seconds versus two to three minutes); fuel level gauge to indicate the level of energy remaining in the cartridge; an attached carrying handle; a status display screen indicating the power output of the unit; interior technical modifications to eliminate hose pinching and increased power output to 30 watts of power. Each of these enhancements required several steps including designing and building the enhancement; testing the enhancement to ensure it performs as specified; incorporating and testing the enhancement in the KH-3X unit and testing the KH-3X unit in a customer environment. The designing, building and testing of the enhancements began in March 2006 and were completed by the third quarter of 2006.

The KH4 was introduced in August 2007 and is currently undergoing field testing at strategic customer sites. The product offers 150 watts of continuous power and up to 250 watts of peak power, consumes less internal power, weighs less per watt of power generated and is more rugged than the KH-3X and is quieter. The KH4 also offers remote indication via its integral communication port of fuel consumed, fuel remaining as well as other advanced diagnostic monitoring and control features through its integrated RFID technology. Additionally, the KH4 can produce both AC as well as DC power providing superior flexibility in numerous customer and multiple market applications. We expect first sales of production quantities of the KH4 to commence in the fourth quarter of 2008, contingent on securing funding for manufacturing and application development.

Market Focus

We believe that the Company’s off-grid products have application in several markets where electrical power is needed, including; (i) recharging UPS battery back-up systems for computers where extended run times may be needed to provide unlimited runtime capabilities, (ii) telecommunications, such as back-up power for repeater stations, (iii) recharging batteries used in power tools on construction sites, (iv) emergency situations where grid power is not available (v) in the home or small business to power lights and small refrigerators and to power or recharge electronics, (vi) remote monitoring for security, industrial and other applications, (vii) recreational activities where grid power is not readily available such as camping, boating, fishing and hunting, (viii) off-grid power for remote displays and for traffic control applications, (ix) other applications where clean indoor power generation or portability are important, (x) portable back-up power for batteries in cars, trucks, boats and RV’s, and (xi) power for portable and mobile medical devices.

We are in the process of producing and delivering approximately 30 KH4 units that are being sold to customers for field testing. Based on the feedback from those tests, the product will be modified if appropriate for certain applications. Limited production of finished product for shipment into the marketplace is planned for Q3 of 2008. Processes will be established and documented and the first level of automation will be introduced. By Q2 of 2009, the KH4 will be in full production resulting in further reductions in the cost of this product.

Trulite believes that the Company is in a unique position to succeed in the marketplace primarily because:

•
Trulite’s management team and Board of Directors have substantial experience in electrical and portable power generation, in operating and growing businesses and in key disciplines such as manufacturing/supply chain management and marketing.

•	Trulite plans to provide integrated power generation solutions for off-grid markets (which include back-up power) for requirements up to one kilowatt.

•
Trulite offers hybrid products that can both generate and store power. Trulite incorporates advanced technology batteries into its solutions. This hybrid solution enables Trulite to provide instant-on back-up power, continuous power even with intermittent loads (such as refrigerators), continuous power even with intermittent power generation (such as solar or wind), and capacity for peak loads.

•	By using dry sodium borohydride in the KH4, Trulite’s fuel source is more stable, less costly and able to produce more power per pound than other fuel technologies.

•	Trulite has a more robust integration and control technology incorporated into its products that provides for the direct integration of the solar and wind power sources.

•	Trulite plans to have its products available for shipment to the market in 2008.

The applications we are targeting initially can be categorized into three market groups:

Back-up Power: With the increased frequency and duration of power outages experienced on the grid due to peak demands exceeding capacity, to many parts of the grid wearing out, and to weather and other natural disasters, businesses and homes have increased demands for back-up power to provide for the continued operation of critical electrical devices, appliances, lights and other equipment. While batteries have played and will continue to play a large role in this back-up power, the market has increased interest in finding solutions that will provide extended run time and reliability. Trulite’s KH4 portable power generator provides an excellent solution for many of these requirements since it can be safely used indoors or outdoors and can be located wherever the power is needed. The KH4 is expected to be used primarily to recharge batteries in these applications but can also provide the primary power for many devices if necessary during a power outage. For example, the KH4 has sufficient power to recharge several cell phones or other communications devices at the same time. It can provide the power to repeater stations that are associated with towers for cell phones and satellite data transmission. It can power many medical devices that must continue to function when grid power is not available. The KH4 can recharge the uninterrupted power supply (“UPS”) battery devices used to power desktop computers or small servers when the power fails, and it can recharge the batteries in laptop computers and run laptops indefinitely. In combination with a battery that would be used to handle the peak electrical demand on the cyclical start-up, the KH4 could also power a typical household refrigerator or freezer for an extended period of time. Companies with applications in the telecommunications, satellite data transmission, UPS, and first responder markets have expressed interest in the KH4 power generator and in the higher output clean generators that Trulite plans to develop.

Off-Grid Power: Gasoline or diesel generators and/or batteries are the primary sources for power in applications that cannot conveniently be connected to the grid. Generators are typically cumbersome, noisy, environmentally unfriendly, maintenance intensive and potentially dangerous due to the associated carbon monoxide. Generators must be refueled continuously. The Trulite power generation system is quieter, requires little maintenance and does not generate any harmful or environmentally unfriendly byproducts (heat and water, which is re-used in the Trulite process, are the only byproducts). The HydroCell fuel canisters can be stored indefinitely before use and are much more convenient and easy to use than containers of gasoline. As a result, companies with applications in off-grid shelters, battery charging for uses such as portable hand tools and communication devices in the field, video cameras, recreational vehicles, trucks, sports vehicles, boating and other recreational activities have expressed interest in the KH4 product. The KH4 clean power generators can also provide a product line extension in generator markets to fill niche applications that cannot be properly served with current generator products.

Remote Monitoring: Many applications require powering electrical devices with relatively low power requirements to monitor activities in disperse locations. These requirements range from the monitoring equipment found on oil and gas wells or on pipelines to security cameras used in a variety of locations. These applications are frequently powered by photovoltaic solar panel and battery systems today. However, if the solar panels do not get sufficient power due to rain or cloudy conditions for an extended period of time, then the battery cannot be recharged and someone has to be dispatched to the remote location to charge or replace the battery. If a Trulite power generator is included in a hybrid system, then the fuel cell can be automatically activated when sufficient solar power is not available to recharge the battery and to keep the system operating. Solar panels are also subject to a variety of abuses, from vandalism to roaming animals knocking down the panels, rendering them inoperative. The repair and maintenance of these facilities is time consuming and costly, especially in remote environments. The impact of the lack of monitoring data may result in significant loss of revenue and potentially may create an operational hazard. Companies and government agencies with remote monitoring applications have expressed interest in the KH4 product, which provides sufficient power for many of their current applications.

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

The KH4 product and the related HydroCells will be transferred to manufacturing operation in 2008. The manufacturing team will continue the design for manufacturing of the product. They will establish appropriate manufacturing and quality control procedures. As part of the process to reduce the cost of the product, the manufacturing team will also design and implement automation where justified. The product cost for the initial products will be high since it takes time to source the automation equipment and the high capacity tooling for many of the components. Also, it will be necessary to start the manufacturing process to fully identify the potential automation applications in some instances. Most of the automation and high capacity tooling are expected to be in place in 2009.

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

Intellectual Property

We have filed nine patent applications for the HydroCells, the control system and the fuel cells. We make every effort to protect our knowledge of our processes and procedures.

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

We believe our HydroCell and the integrated power system products have created a business model that gives us a competitive advantage. We also believe that the use of the dry sodium borohydride fuel source provides a competitive advantage due to the extended shelf life and convenience of these fuel canisters. We believe our business model affords us the opportunity to sell the integrated power system products in line with the price point of other fuel cell products that we believe are under development.

Employees

We currently have 18 full-time employees, all of whom are involved in research and development. The Company’s Chief Financial Officer works for Trulite on a part time basis with the associated costs allocated to the Company by Standard Renewable Energy Group, LLC (“SREG”). The Company also hires temporary employees from time to time as needed.

Item 1A. Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals, including those described below. The risks described below are not the only ones we will face. Additional risks not presently known to us or that we currently deem immaterial may also impair our financial performance and business operations. If any of these risks actually occurs, our business, financial condition, or results of operations may be materially adversely affected.

Our business is difficult to evaluate because we are a development stage company.

The Company is a development stage company that was formed in July 2004, to further the research and development of fuel source and fuel cell systems. To date, we have manufactured 50 KH-3X units and 19 prototype and beta KH4 units. Accordingly, there is only a limited basis upon which to evaluate our business and prospects. An investor in our Company should consider the challenges, expenses, and difficulties we will face as a development stage company seeking to develop and manufacture a new product in a relatively new market.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We received an audit report for the year ended December 31, 2007, from our independent registered accounting firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has no significant operating history as of December 31, 2007, and since inception, the Company has not had significant revenues. Management raised additional equity and debt financing to fund operations and to provide additional working capital. However, there is no assurance that such financing will be in amounts sufficient to meet the Company’s needs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We cannot guarantee that we will not again be required to restate our financial statements.

Since our inception, we have restated our financial statements on more than one occasion to correct errors in our financial statements. For example, our Quarterly Report on Form 10-QSB/A filed with the Commission on December 22, 2006, restated our financial statements at and for the period ended June 30, 2006, to make a correction to the valuation of our common stock for the purposes of accounting for stock-based compensation. We believe that we have developed processes and procedures that will ensure that our financial statements, including the financial statements contained in this Form 10-K, accurately reflect our financial position and results of operations. However, we cannot guarantee that in the future we will not again be required to restate our financial statements.

We have a need for additional capital as we continue to execute our business plan.

To achieve and maintain competitiveness and continue our growth, we need to raise approximately $10.0 – $15.0 million to develop, promote, and distribute our products. These funds will be required for capital expenditures to build out the product line, hiring additional technical staff, for purchasing materials for the manufacture of KH4 units, for labor costs associated with manufacturing, marketing expenses and other operating costs and for product development and enhancements to the entire product line.

The Company may make appropriate filings to cease to be a reporting company under the Securities Exchange Act of 1934, as amended.

The Company may, if management determines in connection with future financings or otherwise that it is in the best interest of the Company and its stockholders, make appropriate filings to cease to be a reporting company under the Securities Exchange Act of 1934, as amended. If the Company chooses to do so, its stockholders no longer will have access to current information regarding the Company contained in periodic reports filed by the Company with the Securities and Exchange Commission. Additionally, the Company's Common Stock would no longer be eligible for trading on the OTCBB which would adversely affect the liquidity for the Common Stock.

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

Outsourcing is expected to happen in phases. First, we will work with raw material and individual component manufacturing. We will control all the development, manufacturing, and quality internally for the initial small-volume ramp-up. Thereafter, outsourcing relationships are expected to be established.

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

Our products, the HydroCell hydrogen generation system and the Kitty Hawk integrated power systems, are expected to face significant competition. Many companies with substantially greater resources are developing similar hydride hydrogen generation technologies and are enhancing their fuel cell technologies. We cannot be sure that customers will use our products in lieu of competitor’s product offerings in the target markets we have identified. Further, the development of new technology may affect the popularity and profitability of our products or render our products obsolete.

We depend on our intellectual property, and our failure to protect that technology could adversely affect our future success.

We rely in part on our nine patent applications to protect our intellectual property. Additionally, we make every effort to protect our knowledge of our processes and procedures. Failure to protect our existing intellectual property could cause the loss of our exclusivity or the right to use the technology we developed. If we do not adequately protect our intellectual property rights, we may have to pay others for the right to use their technology.

We could face litigation regarding the legitimacy of our patents, if and when issued, and we cannot ensure that we will be successful in such suits. These suits may result in the invalidation of our patent rights or the licensing of these rights to others.

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

Authorization of Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 1,500,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. As of March 31, 2008, there were no shares of preferred stock outstanding. If shares of preferred stock are issued, such shares could affect the rights of holders of our Common stock.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Property.

The Company leases space in Bluffdale, Utah. The facility serves as the Company’s research, product development and manufacturing center. The facility encompasses approximately 5,500 square feet rented by the Company at a monthly rate of $3,000 as of December 31, 2007. Lease expense in 2007 totaled $32,848. The lease expires May 31, 2008.

Item 3. Legal Proceedings.

   The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is authorized by its Certificate of Incorporation, which was amended on May 4, 2007, to issue an aggregate of 51,500,000 shares of capital stock, comprising of 50,000,000 shares of common stock, par value $.0001 per share (the "Common Stock") and 1,500,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). As of March 31, 2008, 21,201,270 shares of Common Stock and no shares of Preferred Stock were issued and outstanding.

As of March 10, 2008, there were 40 record holders of 21,201,270 shares of Common Stock issued and outstanding.

The Company’s Common Stock is listed under the symbol TRUL on the NASDAQ over-the-counter bulletin board.

The following table sets forth, for the quarters indicated, the high and low closing sale prices as reported on NASDAQ.

	2007
	High	Low
First Quarter Ending March 31	N/A	N/A
Second Quarter Ending June 30	$1.25	$1.00
Third Quarter Ending September 30	$.90	$.41
Fourth Quarter Ending December 31	$.86	$.40

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

     Information regarding the Company’s equity compensation plans is incorporated by reference to the Company’s definitive proxy statement (“Proxy Statement”) for its 2008 annual meeting of stockholders.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the twelve months ended December 31, 2007 and 2006, with their explanatory notes included as part of this Form 10-K.

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

The Company announced the development of its new KH4 product in 2007. This hydrogen fuel cell generator can produce 150 watts of continuous power and up to 250 watts of peak power. The integrated advanced technology lithium ion battery can provide immediate power if the fuel cell is being used as a back-up for grid power. The system can manage the integration of power from solar panels and on-site wind micro-turbines together with power from the fuel cell to optimize the power available to meet the needs of the application. The KH4 uses dry sodium borohydride as the hydrogen source. The two 400 watt-hour fuel cartridges that are standard with the KH4 can provide over seven hours of run time with the unit operating at 60% of capacity. In the proper storage conditions, the fuel cartridges can be stored indefinitely before use. The Company has nine patents pending for the technology involved in the KH4 and other products.

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

The Company is a development stage company and, as such, has not had any meaningful revenues and has accumulated a deficit since it’s inception on July 15, 2004. From July 15, 2004 through December 31, 2004, the Company had $1,750 in sales. For the years ended December 31, 2005, 2006, and 2007, the Company had revenue of $16,667, $8,333, and $2,883, respectively. We expect increasing commercial sales during 2008, contingent on securing funding for manufacturing and application development. Research and development expenditures will be made to further enhance the performance of the hydrogen fuel sources, to develop the electronics that control the process to generate electricity, to improve the performance of the fuel cells and other components, to increase the electrical output of the products and to test the performance and reliability of the products. Since our inception, we have spent $4,295,722 million in research and development and anticipate that we will spend at least $9.1 million in 2008 for manufacturing and application development costs and operating capital requirements. We will have ongoing research and development expenditures for the foreseeable future as products are developed for new applications and markets. The timing, amount and success of the research and development and manufacturing estimates are dependent on a number of factors that are difficult to project, including but not limited to the availability of qualified people, the success of the technologies under development, the cost to implement technologies, the cost of the product, the requirements of the marketplace, regulatory requirements, the availability of funds, and other factors.

We do not currently have sufficient capital to fully execute our business plan and we need to raise additional capital to develop, promote, and distribute our product. Historically, our activities have been funded through a combination of common and preferred stock issuances and loans from existing investors. Our current financial plans require us to secure approximately $10.0 - $15.0 million in 2008. Additional funding may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds on terms not as favorable as we would hope.

The following table summarizes our results of operations for the twelve months ended December 31, 2007 and 2006:

	Twelve Months Ended December 31,
	2007	2006

Sales	$2,883	$8,333

Cost of sales	2,674	5,912

GROSS PROFIT	209	2,421

Operating expenses:

Research and development	1,928,582	1,216,616
Depreciation	26,097	14,848
General and administrative	2,338,642	2,190,319

TOTAL OPERATING EXPENSES	4,293,321	3,421,783
LOSS FROM OPERATIONS	(4,293,112)	(3,419,362)

Other income (expense):
Interest expense	(436,708)	(29,726)
Interest income	4,499	5,794

TOTAL OTHER INCOME (EXPENSE)	(432,209)	(23,932)
LOSS BEFORE INCOME TAXES	(4,725,321)	(3,443,294)

Income taxes	-	-

NET LOSS	$(4,725,321)	$(3,443,294)

Revenues

For the year ended December 31, 2007, revenues totaled $2,833 versus $8,333 for the year ended December 31, 2006.

Gross profit

For the twelve months ended December 31, 2007, gross profit was $209 compared to $2,421 for 2006.

Operating expenses

Operating expenses were $4,293,321 for the year ended December 31, 2007. This compares to operating expenses of $3,421,783 for 2006. Research and development expenses increased to $1,928,582 for 2007, compared to $1,216,616 for 2006. The increase in research and development during the twelve month period ended December 31, 2007 was due to a scale up of research and development of the KH4 150-watt power system. Depreciation expense increased $11,249 during 2007. General and administrative expense during the twelve month period ended December 31, 2007 increased $148,323. This increase is a result of an increase of $489,519 in management and administrative services, a non-cash charge of $177,147, which was recognized due to the modification of the conversion feature of the June 2007 Note and Warrant Purchase Agreement, an increase of $188,531 in sales and marketing expense, an increase of insurance cost of $28,231, an increase in website expense and other administrative expenses of $30,247, offset by a decrease in professional fees of $477,713 and a decrease of stock based compensation of $287,639.

Non-cash charges of $494,143 were recognized in general and administrative expenses in 2007, which consisted of stock based compensation of $223,518, issuance of common stock and warrants for consulting services of $93,478, and a charge of $177,147 recognized due to the modification of the conversion feature of the June Note and Warrant Purchase Agreement.

Non cash charges of $958,312 were recognized in general and administrative expenses in 2006, which consisted of stock based compensation of $511,157 and $447,155 recognized through the issuance of common stock and warrants for consulting services.

Other Income (Expense)

For the year ended December 31, 2007, other income (expense) was a loss of $432,209, as compared to a loss of $23,932 for 2006, primarily as a result of higher interest expense on outstanding borrowings.

Deemed dividend on warrant modification

On February 22, 2007, the Company’s Board of Directors agreed to extend the term of warrants, until April 13, 2008, that were issued on April 13, 2006 in connection with the issuance of common stock for cash consideration of $1.00 per share. These warrants entitle the holders to purchase an additional 1,000,000 shares of common stock of the Company at an original exercise price of $1.50 per common share (amended to $0.50 per share on November 19, 2007), that were originally set to expire on April 13, 2007. A difference of $104,881 in the fair value of these warrants after modification, when compared to their fair value immediately prior to the modification, was recorded as a deemed dividend in the first quarter of 2007.

On November 19, 2007, the Board of Directors of the Company approved the amendment of all warrants to purchase the common stock of the Company to reflect an exercise price of $0.50 per share. A difference of $234,197 in the fair value of these warrants after modification, when compared to their fair value immediately prior to the modification, was recorded as a deemed dividend in the fourth quarter of 2007.

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

Historical Sources of Cash

During the period from July 15, 2004 (inception) though December 31, 2004, the Company financed its operations principally through the sale of an aggregate of $300,000 of Series A Preferred Stock. The Company, for the year ended December 31, 2005, financed its operations through the sale of an aggregate of $950,000 of Series A Preferred Stock, along with sale of three Kitty Hawk units. The Company conducted a private placement in April 2006, raising $1,000,000 through the sale of 1,000,000 shares of Common Stock and warrants. In addition, during 2006, the Company borrowed $1,250,000 pursuant to promissory notes with related parties. The Company for the year ended December 31, 2007, financed its operations through the issuance of common stock and warrants and the exercise of stock options for $1,426,188. In addition, the Company borrowed $2,284,400 through a combination of promissory notes with related parties and third party financing.

Cash position, sources and uses of cash, and debt conversion in 2007

Our cash position at December 31, 2007, was $374,134 as compared to $275,957 at December 31, 2006.

Our operating activities for the year ended December 31, 2007, used cash in the amount of $3,560,951, as compared to $2,178,136 used in 2006. Cash used in operating activities for 2007 and 2006, reflected a net loss of $4,725,321 and $3,443,294, respectively, both partially offset by adding back the non-cash charges associated with depreciation, common stock and warrants issued for consulting and management services and stock-based compensation, a non cash charge related to the conversion of notes payable in 2007, and a significant increase in amount due to affiliates during 2007.

The Company used $51,460 and $31,889 in investing activities for the purchase of property and equipment, as well as patent application fees, for the years ended December 31, 2007 and 2006, respectively.

The Company had cash inflows from financing activities in 2007 of $1,426,188 from the issuance of common stock and warrants, and exercise of common stock options. On November 26, 2007, the Company entered into a Common Stock Purchase Agreement with SREG. Pursuant to the terms of the Purchase Agreement, the Company sold a total of 2,400,000 unregistered shares of the Company’s common stock, $0.0001 par value to SREG for total proceeds of $1,200,000, or $0.50 per share. The Company had $2,284,400 from the issuances of promissory notes during 2007. During 2007, $289,500 due to SREG for accrued interest and management and administrative services provided by SREG was re-characterized as part of the promissory note dated August 20, 2007. The Company had cash inflows from financing activities in 2006 of $1,000,000 from the issuance of common stock and warrants and $1,250,000 from the issuance of promissory notes.

On April 14, 2006, the Company raised additional equity of $1,000,000 through the issuance of common stock for cash consideration of $1.00 per share. These issuances of common stock also included one year warrants to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share (amended to $0.50 per share on November 19, 2007) that expire on April 13, 2007. The value of the warrants was included as additional paid in capital.

The Company incurred indebtedness from Contango Venture Capital Corporation (“CVCC”) through issuance of promissory notes as follows:

Issue date	Maturity	Principal	Interest rate
August 9, 2006	December 31, 2007 (As amended)	$125,000	12.25% (As amended)
November 22, 2006	December 31, 2007 (As amended)	$400,000	12.25% (As amended)
February 6, 2007	December 31, 2007 (As amended)	$240,000	12.25% (As amended)
May 30, 2007	February 19, 2008	$240,000	11.25%
August 20, 2007	May 16, 2008	$250,000	12.25%

On November 26, 2007, the Company and CVCC, entered into a Third Amendment to Subscription Agreement (the “CVCC Amended Subscription Agreement”) whereby, in consideration of cancellation of the entire principal balance of, and accrued but unpaid interest on, the promissory notes dated August 9, 2006, November 22, 2006 and February 6, 2007, made by the Company in favor of CVCC (the “CVCC Notes”), the $844,628 outstanding under the CVCC Notes, which included $79,628 of accrued and unpaid interest, was converted into 1,260,639 unregistered shares of the Company’s common stock.

On November 26, 2007, the Company and CVCC entered into a Subscription Agreement (the “November 2007 CVCC Subscription Agreement”), whereby, in consideration of cancellation of the entire principal balance of, and accrued but unpaid interest on, the promissory notes dated May 30, 2007 and August 20, 2007, made by the Company in favor of CVCC (the “CVCC New Notes”), the $511,912 outstanding under the CVCC New Notes, which included $21,912 of accrued and unpaid interest, was converted into 764,048 unregistered shares of the Company’s common stock.

The CVCC Amended Subscription Agreement and the November 2007 CVCC Subscription Agreement are substantive conversion options in accordance with the Emerging Issue Task Force (“EITF”) Issue No. 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“Issue No. 06-06”) and in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“Issue No. 96-19”), were accounted for as an extinguishment of debt. Management of CVCC allowed for the conversion of CVCC Notes and CVCC New Notes at a stock price of $0.67 per share, which was greater than the estimated fair value of the Company’s common stock $0.50 per share on the date of conversion. An additional 688,393 shares of common stock, at an estimated fair value of $344,197, which would have been issued to CVCC if the CVCC Notes and CVCC New Notes were converted at the estimated fair value of the Company’s common stock, was credited to additional paid-in capital.

As of December 31, 2007, CVCC owned approximately 19% of the Company’s common stock.

The Company had incurred indebtedness from Standard Renewable Energy Group, LLC and a wholly owned subsidiary (“SREG”) through issuance of promissory notes as follows:

Issue date	Maturity	Principal	Interest rate
August 9, 2006	December 31, 2007 (As amended)	$125,000	12.25% (As amended)
September 21, 2006	December 31, 2007 (As amended)	$250,000	12.25% (As amended)
October 26, 2006	December 31, 2007 (As amended)	$250,000	12.25% (As amended)
November 28, 2006	December 31, 2007 (As amended)	$100,000	12.25% (As amended)
February 6, 2007	December 31, 2007 (As amended)	$360,000	12.25% (As amended)
May 31, 2007	February 19, 2008	$360,000	11.25%
August 20, 2007	May 16, 2008	$375,000	12.25%

On November 26, 2007, the Company and SREG entered into a Third Amendment to Subscription Agreement (the “SREG Amended Subscription Agreement”) whereby, in consideration of cancellation of the entire principal balance of, and accrued but unpaid interest on, the promissory notes dated August 9, 2006, September 21, 2006, October 26, 2006, November 28, 2006 and February 6, 2007, made by the Company in favor of SREG (the “SREG Notes”), the $1,130,524 outstanding under the SREG Notes, which included $45,524 of accrued and unpaid interest, was converted into 2,261,048 unregistered shares of the Company’s common stock.

On November 26, 2007, the Company and SREG entered into a Subscription Agreement (the “November 2007 SREG Subscription Agreement”), whereby, in consideration of cancellation of the entire principal balance of, and accrued but unpaid interest on, the promissory notes dated May 31, 2007 and August 20, 2007, made by the Company in favor of SREG (the “SREG New Notes”), the $758,530 outstanding under the SREG New Notes, which included $23,530 of accrued and unpaid interest, was converted into 1,517,060 unregistered shares of the Company’s common stock.

The SREG Amended Subscription Agreement and the November 2007 SREG Subscription Agreement are substantive conversion options in accordance with EITF Issue No. 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“Issue No. 06-06”) and in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“Issue No. 96-19”), were accounted for as an extinguishment of debt. There was no gain or loss recognized on extinguishment.

As of December 31, 2007, SREG owned approximately 54% of the Company’s common stock.

On June 26, 2007, the Company pursuant to the terms of a Note and Warrant Purchase Agreement dated June 26, 2007 (the “June Purchase Agreement”), sold a total of 6.66 units (“Units”), each Unit comprising (i) a convertible promissory note (a “Note”), in the original principal amount of $75,000, and (ii) a warrant (a “Warrant”), to purchase 100,000 shares of the Company's common stock at a price of $1.00 per share. The Company sold a total of $500,000 in principal amount of Notes and Warrants to purchase a total of 666,666 shares of Common Stock for total proceeds of $500,000. Each Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on June 26, 2008. Amounts outstanding under each Note may be prepaid without penalty. The unpaid principal balance due under each Note, together with any accrued but unpaid interest, may be converted into unregistered shares of Common Stock at a conversion price of $0.75 per share. Each Warrant is exercisable until June 26, 2010, at an exercise price of $0.50 per share (As amended, see Note 7) and has a cashless exercise feature. On November 26, 2007, the convertible promissory notes dated June 26, 2007, with a principal amount of $500,000, together with accrued and unpaid interest of $31,442, was converted into 1,062,884 unregistered shares of its common stock at a reduced conversion price of $0.50 per share. The Company recognized an expense of $177,147 related to the reduced conversion price, in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt.

On November 7, 2007, the Company, pursuant to the terms of a Note and Warrant Purchase Agreement dated November 7, 2007 (the “November Purchase Agreement”), sold a total of seventeen units (“Units”), at a price of $25,000 per Unit, with each Unit comprising (i) an unsecured promissory note (a “Note”), in the original principal amount of $25,000, and (ii) a warrant (a “Warrant”) to purchase 25,000 shares of the Company’s common stock, $0.0001 par value (“Common Stock”), at a price of $.50 per share. The Company sold a total of $425,000 in principal amount of Notes and Warrants to purchase a total of 425,000 shares of Common Stock. Each Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on April 30, 2008. Amounts outstanding under each Note may be prepaid without penalty. Each Warrant is exercisable until November 7, 2008, at an exercise price of $.50 per share, subject to adjustment as provide in the Warrant and has a cashless exercise feature.

Capital Resources Going Forward

Our intended plan of operations for 2008 is to manufacture, sell and distribute limited quantities of our product and to continue to develop our products. In the past, the Company primarily used funds derived from the private placement of its securities to fund its operations.

Cash on hand as of December 31, 2007, and cash generated by operations in conjunction with our working capital, will not be sufficient to continue our business for the next twelve months. We continually review our overall capital and funding needs, taking into account current business needs, as well as the Company’s future goals and requirements. Based on our business strategy, we believe we will need to increase our available capital through the incurrence of debt and the sale of additional securities.

In February and March 2008, the Company pursuant to the terms of a Note and Warrant Purchase Agreement, sold a total of five units (the “Units”), each Unit comprising (i) a 15% interest bearing unsecured promissory note in the principal amount of $25,000, with a six-month maturity date (the “Notes”), and (ii) a one year common stock warrant to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Warrants”). The price of each unit was $25,000. The Company sold a total of $125,000 in principal amount of Notes and Warrants to purchase a total of 250,000 shares of Common Stock for total proceeds of $125,000.

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

Going Concern

We received an audit report for the year ended December 31, 2007, from our independent registered accounting firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have had no significant operating history as of December 31, 2007, and since inception, we have not had significant revenues. We have raised additional equity and debt financing to fund operations and to provide additional working capital. However, the amount raised to date is not sufficient to meet our needs over the next twelve months and there are no assurances that we will be able to raise sufficient funds to continue our operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

The Company had an employment agreement with its President that expires July 31, 2008, under which the committed obligation is $110,000 at December 31, 2007. The Company had no other contractual obligations as of December 31, 2007.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

26

Item 8. Financial Statements

TRULITE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Trulite, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Trulite, Inc., (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period from inception (July 15, 2004) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, included in the accompanying Form 10-K for the year ended December 31, 2007, and accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trulite, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and for the period from inception (July 15, 2004) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred significant losses and negative cash flows from operations since inception and has negative working capital as of December 31, 2007. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

March 31, 2008
Houston, Texas

Trulite, Inc. (a Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$374,134	$275,957
Prepaid expenses and other current assets	23,793	13,372
Total current assets	397,927	289,329

Property and equipment, net	53,322	50,079

Patent application fees	41,963	19,843
Total assets	$493,212	$359,251

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$260,238	$239,544
Due to affiliates	57,363	62,363
Notes payable to affiliates	-	1,250,000
Notes payable, net of unamortized discount of $28,778 as of December 31, 2007	396,222	-
Total current liabilities	713,823	1,551,907

Commitments and contingencies

Stockholders' deficit:
8% Cumulative Convertible, Series A Preferred Stock; $0.0001 par value, 1,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2007 and December 31, 2006.	-	-
Common Stock; $0.0001 par value, 50,000,000 and 20,000,000 shares authorized, 21,201,270 and 11,785,491 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively.	2,120	1,178
Additional paid-in-capital	15,572,927	9,537,425
Deficit accumulated during the development stage	(15,795,658)	(10,731,259)
Total stockholders' deficit	(220,611)	(1,192,656)

Total liabilities and stockholders' deficit	$493,212	$359,251

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Operations

			Period From
			Inception
	Twelve Months Ended		(July 15, 2004)
	December 31,		Through
	2007	2006	December 31, 2007

Sales	$2,883	$8,333	$29,633

Cost of sales	2,674	5,912	21,059
GROSS PROFIT	209	2,421	8,574

Operating expenses:

Research and development	1,928,582	1,216,616	4,295,722
Depreciation	26,097	14,848	48,908
General and administrative	2,338,642	2,190,319	5,085,058
TOTAL OPERATING EXPENSES	4,293,321	3,421,783	9,429,688

LOSS FROM OPERATIONS	(4,293,112)	(3,419,362)	(9,421,114)

Other income (expense):
Interest expense	(436,708)	(29,726)	(467,097)
Interest income	4,499	5,794	15,622
TOTAL OTHER INCOME (EXPENSE)	(432,209)	(23,932)	(451,475)

LOSS BEFORE INCOME TAXES	(4,725,321)	(3,443,294)	(9,872,589)

Income taxes	-	-	-
NET LOSS	(4,725,321)	(3,443,294)	$(9,872,589)

Preferred stock dividends	-	(39,275)

Deemed dividend on conversion of preferred stock to common stock	-	(1,586,150)

Deemed dividend on warrant modifications	(339,078)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,064,399)	$(5,068,719)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.37)	$(0.37)
Preferred and deemed dividends	(0.03)	(0.18)
Attributable to common stockholders	$(0.40)	$(0.55)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,766,702	9,139,510
Diluted	12,766,702	9,139,510

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Cash Flows

			Period From
			Inception
			(July 15, 2004)
	Twelve Months Ended December 31,		Through
	2007	2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,725,321)	$(3,443,294)	$(9,872,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,097	14,848	48,908
Amortization of debt discount	147,322	-	147,322
Common stock issued for consulting services	75,000	285,000	360,000
Common stock issued for management fees	-	-	133,840
Stock-based compensation expense	223,518	511,157	734,675
Warrants issued for consulting services	18,478	162,155	180,633
Debt conversion expense	177,147		177,147
Write-off of research and development expenses	-	-	606,798
Changes in operating assets and liabilities:
Due to/from affiliate	455,094	86,136	517,457
Accounts receivable	-	16,667	-
Prepaid expenses and other current assets	(10,421)	(5,528)	(17,328)
Grants receivable	-	-	850
Accounts payable and accrued expenses	52,135	194,723	283,570
Net cash used in operating activities	(3,560,951)	(2,178,136)	(6,698,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed and intangible assets	(51,460)	(31,889)	(137,737)
Net cash used in investing activities	(51,460)	(31,889)	(137,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,200,000	1,000,000	2,200,000
Proceeds from exercise of stock options	50,088	-	50,088
Proceeds from issuance of common stock warrants with debt financing	176,100	-	176,100
Proceeds from issuance of preferred stock	-	-	1,250,000
Proceeds from issuance of notes payable	748,900	-	748,900
Proceeds from issuance of notes payable to affiliates	1,535,500	1,250,000	3,534,400
Net cash provided by financing activities	3,710,588	2,250,000	7,959,488

NET INCREASE IN CASH AND CASH EQUIVALENTS	98,177	39,975	1,123,034
CASH AND CASH EQUIVALENTS, beginning of period	275,957	235,982	-
CASH AND CASH EQUIVALENTS, end of period	$374,134	$275,957	$1,123,034

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued for acquisition	$-	$-	$20,000
Common stock issued for acquisition	$-	$-	$592,460
Common stock issued for consulting services	$75,000	$285,000	$360,000
Common stock issued for management fees	$-	$-	$133,840
Warrants issued for consulting services	$18,478	$162,155	$180,633
Common stock options issued for compensation	$223,518	$511,157	$734,675
Common stock issued through coversion of notes payable, including accrued interest of $31,442	$531,442	$-	$531,442
Common stock issued through coversion of notes payable to affiliates, including accrued interest of $170,593	$3,245,593	$-	$3,245,593
Additional paid-in capital credited through an expense recognized due to the induced conversion of notes payable	$177,147	$-	$177,147
Affiliate payable relieved through issuance of note payable	$289,500	$-	$289,500
Cash paid for interest	$-	$28,897	$28,897

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' Deficit
For the Periods From Inception (July 15, 2004) Through December 31, 2007

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

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' Deficit (Continued)
For the Periods From Inception (July 15, 2004) Through December 31, 2007

	8% Cumulative
	Convertible Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Cash issuances:

April 1, 2007; exercise of stock options	-	-	100	-	88	-	88

September 9, 2007; exercise of stock options	-	-	50,000	5	49,995	-	50,000

November 26, 2007; issuance of common stock	-	-	2,400,000	240	1,199,760	-	1,200,000

Non-cash issuance:

June 26, 2007; common stock issued for consulting services based on fair value of stock issued of $0.75 per share	-	-	100,000	10	74,990	-	75,000

November 26, 2007; issuance of common stock through converion of related party notes payable	-	-	5,802,795	581	3,245,012	-	3,245,593

November 26, 2007; issuance of common stock through induced conversion of notes payable and recognition of conversion expense of $177,147	-	-	1,062,884	106	708,483	-	708,589

February, 22, 2007; deemed dividend on warrant modification	-	-	-	-	104,881	(104,881)	-

April 19, 2007; warrants to purchase common stock issued for consulting services based on fair value of warrants issued	-	-	-	-	18,478	-	18,478

June 26, 2007; warrants issued with convertible debt	-	-	-	-	135,300	-	135,300

November 7, 2007; warrants issued with notes payable	-	-	-	-	40,800	-	40,800

November 19, 2007; deemed dividend on warrant modification	-	-	-	-	234,197	(234,197)	-

Stock-based compensation	-	-	-	-	223,518	-	223,518

Net Loss	-	-	-	-	-	(4,725,321)	(4,725,321)

Balance, December 31, 2007	-	$-	21,201,270	$2,120	$15,572,927	$(15,795,658)	$(220,611)

The accompanying notes are an integral part of these financial statements.

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 1 – Nature of Operations

Trulite, Inc. (the “Company”) was incorporated on July 15, 2004, in the State of Delaware. The Company is a development stage entity and is engaged in the development, production, sourcing, marketing and selling of portable, semi-portable and stationary products, components and systems that can generate power for use in off-grid applications requiring power up to one kilowatt. These products, components and systems include hydrogen fuel cells, photovoltaic solar panels, wind micro-turbines, batteries, charge controllers and inverters. Solar panels and on-site wind micro-turbines provide intermittent power that frequently must be stored to meet requirements when the panels are not producing. The Trulite fuel cells can provide power when the solar panels or wind turbines are not operating for extended and consistent power availability.

For the year ended December 31, 2007, and since inception (July 15, 2004), the Company has not had significant revenues. The Company has no significant operating history as of December 31, 2007. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception (July 15, 2004) through December 31, 2007, management has raised additional equity and debt financing to fund operations and to provide additional working capital. However, there is no assurance that future such financing will be in amounts sufficient to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents include short-term investments with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are reported at outstanding principal less allowance for doubtful accounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Revenue Recognition. Revenue from sales is recognized on delivery.

Property and Equipment. Property and equipment is carried at cost. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement of property and equipment are included in operations.

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

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 2 – Summary of Significant Accounting Policies (Continued)

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

The Company’s estimates are based on the information available to it at the time that it prepares the income tax provision. The Company generally files its annual income tax returns several months after its fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state and federal income tax law in reaching its accounting conclusions. As a result, the Company concluded it did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or for the fiscal year ended December 31, 2007. The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements. See Note 10 to the Company’s consolidated financial statement for further discussion.

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

Stock-Based Compensation. At December 31, 2007, the Company had a stock-based employee compensation plan. The Company accounts for stock grants issued under the plan in accordance with the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

Reclassifications Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications had no effect on net loss or stockholders’ deficit.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. For non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements at least annually as well as for all financial assets and liabilities, SFAS No. 157 is effective in financial statements issued for fiscal years beginning after November 15, 2007. For non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS No. 157 is effective in financial statement issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 2 – Summary of Significant Accounting Policies (Continued)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the Company to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an Amendment of ARB No. 51, “Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008 with retrospective application. SFAS No. 160 will not impact the Company’s financial statements.

Note 3 – Property and Equipment

Property and Equipment consists of the following:

	December 31,	December 31,
	2007	2006

Office and other equipment	$79,657	$59,249
Manufacturing equipment	15,450	9,491
Test equipment	7,123	4,150
Total fixed assets	102,230	72,890

Accumulated depreciation	(48,908)	(22,811)
Property and equipment, net	$53,322	$50,079

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 4 – Accounts Payable and Accrued liabilities

	December 31,	December 31,
	2007	2006

Accounts payable	$137,732	$134,905
Accrued expenses	122,506	104,639
	$260,238	$239,544

Note 5 – Notes Payable to Affiliates and Conversion to Common Stock

Contango Venture Capital Corporation (“CVCC”)

The Company had incurred indebtedness from CVCC through issuance of promissory notes as follows:

Issue date	Maturity	Principal	Interest rate
August 9, 2006	December 31, 2007 (As amended)	$125,000	12.25% (As amended)
November 22, 2006	December 31, 2007 (As amended)	$400,000	12.25% (As amended)
February 6, 2007	December 31, 2007 (As amended)	$240,000	12.25% (As amended)
May 30, 2007	February 19, 2008	$240,000	11.25%
August 20, 2007	May 16, 2008	$250,000	12.25%

On November 26, 2007, the Company and CVCC, entered into a Third Amendment to Subscription Agreement (the “CVCC Amended Subscription Agreement”) whereby, in consideration of cancellation of the entire principal balance of, and accrued but unpaid interest on, the promissory notes dated August 9, 2006, November 22, 2006 and February 6, 2007, made by the Company in favor of CVCC (the “CVCC Notes”), the $844,628 outstanding under the CVCC Notes, which included $79,628 of accrued and unpaid interest, was converted into 1,260,639 unregistered shares of the Company’s common stock.

On November 26, 2007, the Company and CVCC entered into a Subscription Agreement (the “November 2007 CVCC Subscription Agreement”), whereby, in consideration of cancellation of the entire principal balance of, and accrued but unpaid interest on, the promissory notes dated May 30, 2007 and August 20, 2007, made by the Company in favor of CVCC (the “CVCC New Notes”), the $511,912 outstanding under the CVCC New Notes, which included $21,912 of accrued and unpaid interest, was converted into 764,048 unregistered shares of the Company’s common stock.

The CVCC Amended Subscription Agreement and the November 2007 CVCC Subscription Agreement are substantive conversion options in accordance with the Emerging Issue Task Force (“EITF”) Issue No. 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“Issue No. 06-06”) and in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“Issue No. 96-19”), were accounted for as an extinguishment of debt. Management of CVCC allowed for the conversion of CVCC Notes and CVCC New Notes at a stock price of $0.67 per share, which was greater than the estimated fair value of the Company’s common stock $0.50 per share on the date of conversion. An additional 688,393 shares of common stock, at an estimated fair value of $344,197, which would have been issued to CVCC if the CVCC Notes and CVCC New Notes were converted at the estimated fair value of the Company’s common stock, was credited to additional paid-in capital.

As of December 31, 2007, CVCC owned approximately 19% of the Company’s common stock.

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 5 – Notes Payable to Affiliates and Conversion to Common Stock (Continued)

Standard Renewable Energy Group, LLC and a wholly owned subsidiary (“SREG”)

The Company had incurred indebtedness from SREG through issuance of promissory notes as follows:

Issue date	Maturity	Principal	Interest rate
August 9, 2006	December 31, 2007 (As amended)	$125,000	12.25% (As amended)
September 21, 2006	December 31, 2007 (As amended)	$250,000	12.25% (As amended)
October 26, 2006	December 31, 2007 (As amended)	$250,000	12.25% (As amended)
November 28, 2006	December 31, 2007 (As amended)	$100,000	12.25% (As amended)
February 6, 2007	December 31, 2007 (As amended)	$360,000	12.25% (As amended)
May 31, 2007	February 19, 2008	$360,000	11.25%
August 20, 2007	May 16, 2008	$375,000	12.25%

On November 26, 2007, the Company and SREG entered into a Third Amendment to Subscription Agreement (the “SREG Amended Subscription Agreement”) whereby, in consideration of cancellation of the entire principal balance of, and accrued but unpaid interest on, the promissory notes dated August 9, 2006, September 21, 2006, October 26, 2006, November 28, 2006 and February 6, 2007, made by the Company in favor of SREG (the “SREG Notes”), the $1,130,524 outstanding under the SREG Notes, which included $45,524 of accrued and unpaid interest, was converted into 2,261,048 unregistered shares of the Company’s common stock.

On November 26, 2007, the Company and SREG entered into a Subscription Agreement (the “November 2007 SREG Subscription Agreement”), whereby, in consideration of cancellation of the entire principal balance of, and accrued but unpaid interest on, the promissory notes dated May 31, 2007 and August 20, 2007, made by the Company in favor of SREG (the “SREG New Notes”), the $758,530 outstanding under the SREG New Notes, which included $23,530 of accrued and unpaid interest, was converted into 1,517,060 unregistered shares of the Company’s common stock.

The SREG Amended Subscription Agreement and the November 2007 SREG Subscription Agreement are substantive conversion options in accordance with EITF Issue No. 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“Issue No. 06-06”) and in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“Issue No. 96-19”), were accounted for as an extinguishment of debt. There was no gain or loss recognized on extinguishment.

As of December 31, 2007, SREG owns approximately 54% of the Company’s common stock.

Note 6 – Note and Warrant Purchase Agreements

On June 26, 2007, the Company pursuant to the terms of a Note and Warrant Purchase Agreement dated June 26, 2007 (the “June Purchase Agreement”), sold a total of 6.66 units (“Units”), each Unit comprising (i) a convertible promissory note (a “Note”), in the original principal amount of $75,000, and (ii) a warrant (a “Warrant”), to purchase 100,000 shares of the Company's common stock at a price of $1.00 per share. The Company sold a total of $500,000 in principal amount of Notes and Warrants to purchase a total of 666,666 shares of Common Stock for total proceeds of $500,000. Each Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on June 26, 2008. Amounts outstanding under each Note may be prepaid without penalty. The unpaid principal balance due under each Note, together with any accrued but unpaid interest, may be converted into unregistered shares of Common Stock at a conversion price of $0.75 per share. Each Warrant is exercisable until June 26, 2010, at an exercise price of $0.50 per share (As amended, see Note 7) and has a cashless exercise feature. On November 26, 2007, the convertible promissory notes dated June 26, 2007, with a principal amount of $500,000, together with accrued and unpaid interest of $31,442, was converted into 1,062,884 unregistered shares of its common stock at a reduced conversion price of $0.50 per share. The Company recognized a debt conversion expense of $177,147 related to the reduced conversion price, in accordance with SFAS No. 84, “Induced Conversions of Convertible Debt, which is included in general and administrative expenses in the statement of operations for the year ended December 31, 2007.

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 6 – Note and Warrant Purchase Agreements (Continued)

On November 7, 2007, the Company, pursuant to the terms of a Note and Warrant Purchase Agreement dated November 7, 2007 (the “November Purchase Agreement”), sold a total of seventeen units (“Units”), at a price of $25,000 per Unit, with each Unit comprising (i) an unsecured promissory note (a “Note”), in the original principal amount of $25,000, and (ii) a warrant (a “Warrant”) to purchase 25,000 shares of the Company’s common stock, $0.0001 par value (“Common Stock”), at a price of $.50 per share. The Company sold a total of $425,000 in principal amount of Notes and Warrants to purchase a total of 425,000 shares of Common Stock. Each Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on April 30, 2008. Amounts outstanding under each Note may be prepaid without penalty. Each Warrant is exercisable until November 7, 2008, at an exercise price of $.50 per share, subject to adjustment as provide in the Warrant and has a cashless exercise feature.

In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the proceeds of the November Purchase Agreement and the June Purchase Agreement were allocated to the Warrants and to the Notes based on the relative fair values of the two instruments at the date of issuance. The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 3.71 % and 4.63%, a volatility factor of 50% and 63%, dividend yields of 0% and a contractual life of one and three years for the November and June Purchase Agreements, respectively. Of the $425,000 of proceeds received from the November Purchase Agreement $40,800 was recorded to additional paid-in capital to recognize the issuance of the Warrants and as a discount to the face amount of the Notes of $425,000. The discount will be amortized to interest expense through the date of maturity, April 30, 2008. Of the $500,000 of proceeds received from the June Purchase Agreement, $135,300 was recorded to additional paid-in capital to recognize the issuance of the Warrants and as a discount to the face amount of the Notes of $500,000. The discount will be amortized to interest expense through date of maturity, June 26, 2008. The convertible feature contained in the Notes of the June Purchase Agreement was not a beneficial conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and thus no portion of the proceeds was allocated to the conversion feature of the Notes.

Note 7 – Stockholders’ Equity

Common Stock

On April 13, 2006, the Company raised additional equity of $1,000,000 through the issuance of common stock for cash consideration of $1.00 per share. These issuances of common stock also included one year warrants to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $1.50 per common share (amended to $0.50 per share on November 19, 2007) that expire on April 13, 2007. The value of the warrants was included as additional paid in capital.

On April 26, 2006, the Company also entered into two consulting agreements for investment banking services, under which the Company was required to issue 300,000 shares of restricted common stock and 400,000 five-year warrants to purchase the Company’s common stock at $3.00 per share (amended to $0.50 per share on November 19, 2007). One of the agreements terminates on April 25, 2008, and the second terminates on June 30, 2008. The fair value of the warrants, utilizing the Black-Scholes method and assuming a risk-free interest rate of 4.97%, expected volatility of 77%, expected life of 5 years and no dividend yield, resulted in a fair value of $162,155, which was recorded as a component of general and administrative expense in the second quarter of 2006.

On February 22, 2007, the Company’s Board of Directors agreed to extend the term of warrants, until April 13, 2008, that were issued on April 13, 2006 in connection with the issuance of common stock for cash consideration of $1.00 per share. These warrants entitled the holders to purchase an additional 1,000,000 shares of common stock of the Company at an original exercise price of $1.50 per common share (amended to $0.50 per share on November 19, 2007), that were originally set to expire on April 13, 2007. A difference of $104,881 in the fair value of these warrants after modification, when compared to their fair value immediately prior to the modification, was recorded as a deemed dividend in the first quarter of 2007.

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 7 – Stockholders’ Equity (Continued)

On November 19, 2007, the Board of Directors of the Company approved the amendment of any and all warrants to purchase the common stock of the Company to reflect an exercise price of $0.50 per share. Outstanding warrants as of December 31, 2007 are as follows:

Date Issued	Expiration Date	Original Exercise Price	Amended Exercise Price	# of Common Shares for which Warrant is Exercisable
4/13/2006	4/13/2008	$1.50	$0.50	1,000,000
4/26/2006	4/26/2011	$3.00	$0.50	400,000
4/19/2007	4/19/2009	$1.20	$0.50	120,000
6/26/2007	6/26/2010	$1.00	$0.50	666,666
11/7/2007	11/7/2008	$0.50	$0.50	425,000
				2,611,666

A difference of $234,197 in the fair value of these warrants after modification, when compared to their fair value immediately prior to the modification, was recorded as a deemed dividend in the fourth quarter of 2007.

On November 26, 2007, the Company entered into a Common Stock Purchase Agreement with SREG. Pursuant to the terms of the Purchase Agreement, the Company sold a total of 2,400,000 unregistered shares of the Company’s common stock, $0.0001 par value to SREG for total proceeds of $1,200,000, or $0.50 per share.

On November 26, 2007, the Company entered into the CVCC Amended Subscription Agreement and the November 2007 CVCC Subscription Agreement under which it issued 2,024,687 unregistered shares of its common stock. See Note 5.

On November 26, 2007, the Company entered into the SREG Amended Subscription Agreement and the November 2007 SREG Subscription Agreement under which it issued 3,778,108 unregistered shares of its common stock. See Note 5.

On November 26, 2007, the Company issued 1,062,884 unregistered shares of its common stock through the conversion of the convertible promissory notes dated June 26, 2007. See Note 6.

On June 26, 2007, the Company agreed to issue 100,000 unregistered shares of common stock to a consultant who provided services to the Company in connection with the consummation of the transactions contemplated by the June Purchase Agreement, including providing advice regarding the terms of the Notes and Warrants and identifying potential investors. The Company recognized $75,000 as a component of general and administrative expenses, the estimated fair value of the shares issued.

On May 4, 2007, the Company amended its certificate of incorporation to increase the authorized capital stock of the Company from 21,500,000 shares to 51,500,000 shares of capital stock, consisting of 50,000,000 shares of common stock and 1,500,000 shares of preferred stock.

On April 19, 2007, the Company issued two-year warrants to purchase the Company’s common stock at $1.20 per share (amended to $0.50 per share on November 19, 2007), for consulting services from a former employee. The fair value of the warrants, utilizing the Black-Scholes method and assuming a risk-free interest rate of 4.64%, expected volatility of 59%, expected life of 2 years and no dividend yield, resulted in a fair value of $18,478, which was recorded as a component of general and administrative expense.

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 7 – Stockholders’ Equity (Continued)

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

On May 2, 2006, 1,454,725 shares of Series A Preferred Stock were converted into 6,562,630 shares of common stock. In addition, the cumulative accreted dividends of $129,973 were converted into 291,361 shares of common stock. Upon the conversion of the Series A Preferred Stock, the Company recorded a non-cash charge of $1,424,762 to reflect the deemed dividend on conversion in accordance with EITF Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” In addition, the Company recorded a non-cash charge of $161,388 to reflect the deemed dividend on conversion of accreted dividends. The total of the two “deemed dividends” was $1,586,150. The amount of charge is equal to the difference in the value at the time of exchange of the shares of common stock exchanged for the preferred stock minus the value of the shares that the holders of the preferred stock otherwise would have had the right to receive upon conversion of the preferred stock. The charge did not affect the Company’s reported revenue, operating income, net loss, assets, liabilities or stockholders’ deficit.

Note 8 – Stock-Based Compensation

The Company has granted options to purchase common stock to employees, consultants and outside directors under the Trulite, Inc. Stock Option Plan, as amended and restated (the “Plan”). A total of 5,000,000 shares are reserved for issuance and, as of December 31, 2007, 1,626,421 shares remained available for grant under the Plan.

For the year ended December 31, 2007 and 2006, total stock-based compensation expense recognized was $223,518 and $511,157, respectively. The total unrecognized compensation cost at December 31, 2007, relating to non-vested share-based compensation arrangements granted under the Plan, was $793,895. That cost is expected to be recognized over a weighted average period of 3.1 years.

During the year ended December 31, 2007, the Company granted options to purchase 1,125,916 shares of common stock under the plan. With respect to 375,916 of these options, the exercise price is $1.00 per common share. With respect to 750,000 of these options the exercise price is $0.75 per common share. The exercise price was determined based on management’s estimate of fair value on the date of grant. The options vest over a weighted average period of 3.8 years and have a contractual life of seven years. During 2006, the Company granted options to purchase 2,339,465 shares of common stock under the Plan. With respect to 1,175,339 of these shares, the exercise price is $0.88 per common share, which is equivalent to the fair value of a share of common stock on the date of grant. With respect to 5,000 of these shares, the exercise price is $0.88 per common share, whereas the fair value of a share of common stock on the date of grant was $0.18. With respect to options to purchase the additional 1,159,126 shares of common stock, the exercise price is $1.00 per common share. 1,065,407 of these options were vested upon grant, whereas the remaining 1,274,058 vest over four years and have varying contractual lives ranging from four to seven years. The fair value of these options was based upon the weighted average assumptions noted below:

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 8 – Stock-Based Compensation (Continued)

	For the Year Ended December 31,
Assumptions	2007	2006

Risk free rate	4.76%	4.85%
Expected life (in years)	4.7	3.5
Expected volatility	64%	71%
Expected dividends	$-	$-
Fair value	$0.47	$0.47

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

The following summary presents information regarding outstanding options as of December 31, 2007, and the changes during the twelve months then ended:

Option Activity
	Shares	Weighted Average	Weighted Average	Aggregate
	Under	Exercise Price	Remaining	Intrinsic
	Options	Per Share	Contractual Term	Value

Outstanding at January 1, 2007	2,447,060	$0.94
Granted	1,125,916	0.83
Exercised	(50,000)	1.00
Forfeited/Cancelled	(97,300)	1.00
Outstanding at December 31, 2007	3,425,676	0.90	4.9 years	$-
Vested or expected to vest at December 31, 2007	3,230,941	0.90		-
Exercisable at December 31, 2007	1,478,330	$0.90	3.3 years	$-

Note 9 – Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. For the year ended December 31, 2007 and 2006, research and development costs were $1,928,582 and $1,216,616, respectively.

Note 10 – Income taxes

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006.

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 10 – Income taxes (Continued)

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

The reconciliation of income taxes at the statutory rate of 35% applied to the loss before taxes for the years ended December 31, 2007 and 2006, respectively, are as follows:

	Year Ended December 31,
	2007	2006
Computed income tax benefit	$(1,653,862)	$(1,205,153)
Qualified stock compensation	78,231	178,905
Debt conversion expense	62,001	-
Other permanent differences	1,623	3,485
Increase in valuation allowance	1,512,007	1,022,763
Tax expense	$-	$-

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	At December 31,
	2007	2006
Deferred tax assets:
Loss carryforwards	$2,885,165	$1,398,286
Stock-based expense	261,205	228,487
Other temporary differences	10,045	17,635
	3,156,415	1,644,408
Less valuation allowance	(3,156,415)	(1,644,408)
Net deferred tax asset	$-	$-

As of December 31, 2007, the Company had net operating loss carryforwards of approximately $8.2 million. To the extent not utilized, the net operating loss carryforwards will begin to expire in 2024.

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 11 – Commitments and Contingencies

Concentrations of Credit Risk.

The Company maintains cash balances at a financial institution which at times exceeds federally insured amounts. The Company has not experienced any material losses in such accounts.

Leases

Rent expense for the year ended December 31, 2007 and 2006 was $32,848 and $35,737, respectively. Rent expense is included in general and administrative expenses in the accompanying statements of operations. The Company’s lease agreement will expire in May 2008, with future rental commitments of approximately $15,000.

Other

The Company had an employment agreement with its President that expires July 31, 2008, under which the committed obligation is $110,000 at December 31, 2007.

Note 12 – Related Party Transactions

Due to affiliates

As of December 31, 2007 and 2006, amounts due to affiliates consisted of $57,363 and $62,363 due to SREG for management and administrative services, respectively.

During the twelve month period ended December 31, 2007 and 2006, SREG billed the Company $454,907 and $71,121, respectively, for management and administrative services.

Interest expense

For the year ended December 31, 2007, the Company incurred interest expense of $144,875 and $101,184, respectively, related to promissory notes with SREG and CVCC. For the year ended December 31, 2006, the Company incurred interest expense of $19,082 and $10,644, respectively, related to promissory notes with SREG and CVCC.

Trulite, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

Note 13 – Net Loss Per Share

	Twelve Months Ended December 31,
	2007	2006
Numerator:
Net loss	$(4,725,321)	$(3,443,294)

Increases to Net Loss:

Preferred stock dividends	-	(39,275)

Deemed dividend on conversion of preferred stock to common stock	-	(1,586,150)

Deemed dividend on warrant extension	(339,078)	-

Net loss attributable to common stockholders	$(5,064,399)	$(5,068,719)

Denominator
Basic earnings per share - weighted average common shares outstanding	12,766,702	9,139,510

Weighted-average dilutive effect of stock-based awards and common stock issuable upon conversion of preferred stock, net of assumed repurchase of treasury stock	-	-

Fully-diluted earnings per share - weighted average common shares outstanding	12,766,702	9,139,510

Net loss per common share
Basic and diluted	$(0.37)	$(0.37)
Preferred and deemed dividends	(0.03)	(0.18)
Attributable to common stockholders	$(0.40)	$(0.55)

Basic and diluted net loss per share are the same since the effect of all common stock equivalents are anti-dilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

The following weighted average securities are not included in the computation of diluted loss per share as their effect would have been anti-dilutive:

Anti-dilutive securities

	Twelve Months Ended December 31,
	2007	2006

Common stock options	2,924,069	1,610,461
Common stock warrants	1,809,246	986,301
8% cumulative convertible series A preferred stock	-	486,237
Convertible debt (if-converted)	2,904,519	-

Note 14 – Subsequent Event

In February and March 2008, the Company pursuant to the terms of a Note and Warrant Purchase Agreement, sold a total of five units (the “Units”), each Unit comprising (i) a 15% interest bearing unsecured promissory note in the principal amount of $25,000, with a six-month maturity date (the “Notes”), and (ii) a one year common stock warrant to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share (the “Warrants”). The price of each unit was $25,000. The Company sold a total of $125,000 in principal amount of Notes and Warrants to purchase a total of 250,000 shares of Common Stock for total proceeds of $125,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.

Item 9A(T). Disclosure Controls and Procedures.

Disclosure Controls and Procedures

In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007. Based on such evaluation, such officers have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, an evaluation was conducted on the effectiveness of the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

Item 11. Executive Compensation.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

Item 14. Principal Accountant Fees and Services.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Index to Exhibits

Number	Description
3.1 (1)	Certificate of Incorporation
3.2 (1)	Certificate of Amendment to the Certificate of Incorporation
3.3 (1)	Bylaws
3.4 (1)	Application of Certificate of Authority (Texas)
3.5 (13)	Amendment to Bylaws
3.6 (17)	Amended and Restated Bylaws
4.1 (1)	Certificate of Designation of the 8% Cumulative Convertible Preferred Stock, Series A
4.2 (1)	Certificate of Amendment to the Certificate of Designation of the 8% Cumulative Convertible Preferred Stock, Series A

Number	Description
10.2 (1)	April 2005 Option Agreement of John Sifonis
10.3 (1)	October 2005 Option Agreement of John Sifonis
10.4 (1)	Employment Agreement of Kevin Shurtleff
10.5 (1)	Employment Agreement of Jerry Metz
10.6 (1)	April 2005 Option Agreement of Jerry Metz
10.7 (1)	October 2005 Option Agreement of Jerry Metz
10.8 (1)	Employment Agreement of James A. Longaker
10.9 (1)	July 2005 Option Agreement of James A. Longaker
10.10 (1)	Employment Agreement of Eric Ladd
10.11 (1)	Trulite, Inc. Stock Option Plan
10.12 (1)	Contribution Agreement
10.13 (1)	Waiver Agreement
10.14 (1)	Preferred Stock Purchase Agreement
10.15 (1)	Addendum to Preferred Stock Purchase Agreement
10.16 (1)	Investor’s Rights Agreement
10.17 (1)	Right of First Refusal and Co-Sale Agreement
10.18 (4)	Option Agreement with Synexus Energy, Inc.
10.19 (5)	Stockholder Lock-Up Agreement with Contango Capital Partners, LP
10.20 (5)	Consulting Agreement with Boru Enterprises, Inc.
10.21 (5)	Memorandum of Understanding with Synexus Energy, Inc.
10.22 (5)	Grant Documents from The Defense Threat Reduction Agency and the United States Air Force
10.23 (6)	Consulting Agreement with Jelco, Inc.
10.24 (6)	Consulting Agreement with Ascend Renewable Technologies, LLC
10.25 (6)	Employment Agreement of Christopher Brydon
10.26 (6)	Employment Agreement of Eric Ladd
10.27 (6)	Employment Agreement of John Patton
10.28 (6)	Employment Agreement of Kevin Shurtleff
10.29 (6)	Stockholder Lock-Up Agreement with James Longaker
10.30 (6)	Stockholder Lock-Up Agreement with John Sifonis
10.31 (6)	Stockholder Lock-Up Agreement with Kevin Shurtleff
10.32 (6)	Stockholder Lock-Up Agreement with Eric Ladd
10.33 (6)	Amended Stock Option Plan
10.34 (6)	Stock Option Agreement with John Berger
10.35 (6)	Stock Option Agreement with Christopher Brydon
10.36 (6)	Stock Option Agreement with William Flores
10.37 (6)	Stock Option Agreement with Richard Hoesterey
10.38 (6)	Stock Option Agreement with Evan Hughes
10.39 (6)	Stock Option Agreement with Eric Ladd
10.40 (6)	Stock Option Agreement with Jenny Ligums
10.41 (6)	Stock Option Agreement with James Longaker
10.42 (6)	Stock Option Agreement with Eric Melvin
10.43 (6)	Stock Option Agreement with John Patton
10.44 (6)	Stock Option Agreement with Kevin Shurtleff
10.45 (7)	Consulting Agreement with Ken Pearson
10.46 (7)	Consulting Agreement with Jonathan Godshall
10.47 (8)	Form of Warrant Agreement for the April 13, 2006 private offering
10.48 (8)	Form of Warrant Agreement for the Boru and Jelco issuances
10.49 (8)	Resignation Letter of Thomas Samson
10.50 (9)	Revised Consulting Agreement with Boru Enterprises, Inc.
10.51 (10)	Employment Agreement dated August 7, 2006 with Jonathan Godshall.
10.52 (10)	Promissory Note dated August 9, 2006 made by Trulite in favor of Contango Venture Capital Corporation, LLC
10.53 (10)	Promissory Note dated August 9, 2006 made by Trulite in favor of Standard Renewable Energy Group, L.P.
10.54 (14)	Stock Option Agreement with Contango Capital Partners, LP
10.55 (14)	Stock Option Agreement with John Berger (May 2006)
10.56 (11)	Promissory Note dated September 21, 2006 made by Trulite in favor of Standard Renewable Energy Group, LLC
10.57 (3)	Employment Agreement dated January 1, 2007 with Kenneth Pearson.

Number	Description
10.58 (12)	Promissory Note, dated October 26, 2006, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC
10.59 (12)	Promissory Note, dated November 28, 2006, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC
10.60 (12)	Promissory Note, dated November 22, 2006, made by Trulite, Inc., in favor of Contango Venture Capital Corporation
10.61(15)	Promissory Note dated February 6, 2007, made by Trulite in favor of Standard Renewable Energy Group, LLC
10.62(15)	Promissory Note dated February 6, 2007, made by Trulite in favor of Contango Venture Capital Corporation
10.63(16)	Consulting Agreement, dated April 4, 2007, by and between Trulite and Fenway Advisory Group
10.64(16)	Form of Warrant Agreement issued to Fenway Advisory Group
10.65(16)	Subscription Agreement, dated April 5, 2006, by and between Trulite, Inc. and Standard Renewable Energy Group, LP
10.66(16)	Subscription Agreement, dated April 5, 2006, by and between Trulite, Inc. and Standard Renewable Energy Group, LLC
10.67(16)	Subscription Agreement, dated April 5, 2006, by and between Trulite, Inc. and Contango Venture Capital Corporation
10.68(16)	Form of Amendment to Warrant
10.69(17)	Amendment to Subscription Agreement, dated April 24, 2006, by and between Trulite, Inc. and Standard Renewable Energy Group, LP
10.70(17)	Amendment to Subscription Agreement, dated April 24, 2006, by and between Trulite, Inc. and Standard Renewable Energy Group, LLC
10.71(17)	Amendment to Subscription Agreement, dated April 24, 2006, by and between Trulite, Inc. and Contango Venture Capital Corporation
10.72A(17)	Stockholder Lock-Up Agreement with Andrew J. Nielsen
10.72B(18)	Promissory Note dated May 30, 2007, made by Trulite in favor of Contango Venture Capital Corporation
10.73(18)	Promissory Note dated May 31, 2007, made by Trulite in favor of Standard Renewable Energy Group, LLC
10.74(19)	Form of Convertible Promissory Note
10.75(19)	Form of Warrant
10.76(19)	Note and Warrant Purchase Agreement dated June 26, 2007
10.76A(20)	Agreement, dated July 10, 2007 between Trulite, Inc. and HPC Capital Management
10.76B(21)	Amendment To Promissory Note, dated June 29, 2007, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC.
10.76C(21)	Amendment To Promissory Note, dated June 29, 2007, made by Trulite, Inc., in favor of Contango Venture Capital Corporation.
10.77(21)	Amendment To Promissory Note, dated June 29, 2007, made by Trulite, Inc., in favor of Standard Renewable Energy, LP.
10.78(21)	Second Amendment To Subscription Agreement, dated June 29, 2007, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC.
10.79(21)	Second Amendment To Subscription Agreement, dated June 29, 2007, made by Trulite, Inc., in favor of Contango Venture Capital Corporation.
10.80(21)	Second Amendment To Subscription Agreement, dated June 29, 2007, made by Trulite, Inc., in favor of Standard Renewable Energy, LP.
10.81(22)	Promissory Note, dated August 20, 2007, made by Trulite, Inc., in favor of Contango Venture Capital Corporation.
10.82(22)	Promissory Note, dated August 20, 2007, made by Trulite, Inc., in favor of Standard Renewable Energy Group, LLC.
10.83(23)	Form of Promissory Note
10.84(23)	Form of Warrant
10.85(23)	Note and Warrant Purchase Agreement dated November 7, 2007
10.86(24)	Third Amendment to Subscription Agreement - SRE, LP
10.87(24)	Third Amendment to Subscription Agreement - SREG
10.88(24)	Third Amendment to Subscription Agreement - CVCC
10.89(24)	November 26, 2007 Subscription Agreement - SREG
10.90(24)	November 26, 2007 Subscription Agreement - CVCC
10.91(24)	SREG Common Stock Purchase Agreement
10.92(24)	Form of April 13, 2006 Warrants, as Amended

Number	Description
10.93(24)	Form of April 26, 2006 Warrants, as Amended
10.94(24)	Form of April 19, 2007 Warrants, as Amended

31.1(25)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(25)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(25)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(25)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to Form 10-SB, filed December 23, 2005
(2)	Previously filed as an exhibit to Form SB-2, filed June 6, 2006
(3)	Previously filed as an exhibit to Form SB-2/A, filed January 30,2007
(4)	Previously filed as an exhibit to Form 10-SB/A, filed February 23, 2006
(5)	Previously filed as an exhibit to Form 10-SB/A, filed April 21, 2006
(6)	Previously filed as an exhibit to Form 10-SB/A, filed June 8, 2006
(7)	Previously filed as an exhibit to Form 10-SB/A, filed July 7, 2006
(8)	Previously filed as an exhibit to Form 10-SB/A, filed July 28, 2006
(9)	Previously filed as an exhibit to Form 10-SB/A, filed October 6, 2006
(10)	Previously filed as an exhibit to the Company’s Form 8-K dated August 7, 2006 and incorporated herein by reference
(11)	Previously filed as an exhibit to the Company’s Form 8-K dated September 19, 2006 and incorporated herein by reference
(12)	Previously filed as an exhibit to the Company’s Form 8-K dated October 26, 2006 and incorporated herein by reference
(13)	Previously filed as an exhibit to the Company’s Form 8-K dated October 31, 2006 and incorporated herein by reference
(14)	Previously filed as an exhibit to Form 10-SB/A, filed December 22, 2006
(15)	Previously filed as an exhibit to the Company’s Form 8-K dated January 1, 2007 and incorporated herein by reference
(16)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Form SB-2/A, filed April 6, 2007
(17)	Previously filed as an exhibit to the Company’s Form 8-K dated May 23, 2007 and incorporated herein by reference
(18)`	Previously filed as an exhibit to the Company’s Form 8-K dated May 30, 2007 and incorporated herein by reference
(19)	Previously filed as an exhibit to the Company’s Form 8-K dated June 26, 2007 and incorporated herein by reference
(20)	Previously filed as an exhibit to the Company’s Form 8-K dated July 10, 2007 and incorporated herein by reference
(21)	Previously filed as an exhibit to the Company’s Form 8-K dated July 30, 2007 and incorporated herein by reference
(22)	Previously filed as an exhibit to the Company’s Form 8-K dated August 20, 2007 and incorporated herein by reference
(23)	Previously filed as an exhibit to the Company’s Form 8-K dated November 7, 2007 and incorporated herein by reference
(24)	Previously filed as an exhibit to the Company’s Form 8-K dated November 26, 2007 and incorporated herein by reference
(25)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008	TRULITE, INC.

	By:	/s/ Jonathan Godshall
Jonathan Godshall
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/ Jonathan Godshall	Director and Chief Executive Officer	March 31, 2008
Jonathan Godshall	(Principal Executive Officer)

/s/ G. Wade Stubblefield	Chief Financial Officer	March 31, 2008
G. Wade Stubblefield	(Principal Executive Officer)

/s/ John Berger	Chairman of the Board of Directors	March 31, 2008
John Berger

/s/ Richard Hoesterey	Director	March 31, 2008
Richard Hoesterey

/s/ General Randolph House	Director	March 31, 2008
General Randolph House

/s/ W. Kyle Willis	Director	March 31, 2008
W. Kyle Willis

/s/ John Sifonis	Director	March 31, 2008
John Sifonis

/s/ John White	Director	March 31, 2008
John White