Form 10-Q
period 2008-03-31
TRULITE INC
filed 2008-05-15
CIK 1346861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Copies to:
James Ryan, III, Esq.
Jackson Walker L.L.P
901 Main St., Suite 6000
Dallas, TX 75202
Tel: (214) 953-5801
Fax: (214) 661-6688

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,201,270 shares of Common Stock, par value $.0001 per share, outstanding as of May 15, 2008.

TRULITE, INC.

INDEX to Form 10-Q

PART I- FINANCIAL INFORMATION

Note Regarding Forward-looking Statements

This Form 10-Q for the quarter ended March 31, 2008, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding, among other items, our growth strategies, anticipated trends in our business and our future results of operation, market conditions in the research and development industry and the impact of governmental regulation. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other things:

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trulite, Inc. (a Development Stage Company)
Balance Sheets

	March 31	December 31,
	2008	2007
		Audited
ASSETS
Current assets:
Cash and cash equivalents	$-	$374,134
Prepaid expenses and other current assets	9,273	23,793
Total current assets	9,273	397,927

Property and equipment, net	46,479	53,322

Patent application fees	43,092	41,963

Total assets	$98,844	$493,212

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$394,865	$260,238
Due to affiliates	224,631	57,363
Notes payable, net of unamortized discount of $26,879 and
$28,778 as of March 31, 2008 and December 31, 2007, respectively.	523,121	396,222
Total current liabilities	1,142,617	713,823

Commitments and contingencies

Stockholders' deficit:
8% Cumulative Convertible, Series A Preferred Stock;
$0.0001 par value, 1,500,000 shares authorized, 0 shares
issued and outstanding as of March 31, 2008 and
December 31, 2007.	-	-
Common Stock; $0.0001 par value, 50,000,000 shares authorized,
21,201,270 shares issued and outstanding as of March 31, 2008
and December 31, 2007, respectively.	2,120	2,120
Additional paid-in-capital	15,678,945	15,572,927
Deficit accumulated during the development stage	(16,724,838)	(15,795,658)
Total stockholders' deficit	(1,043,773)	(220,611)

Total liabilities and stockholders' deficit	$98,844	$493,212

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Operations

			Period From
			Inception
	Three Months Ended		(July 15, 2004)
	March 31,		Through
	2008	2007	March 31, 2008

Sales	$-	$-	$29,633

Cost of sales	-		21,059

GROSS PROFIT	-	-	8,574

Operating expenses:

Research and development	451,042	428,216	4,746,764
Depreciation	6,843	5,642	55,751
General and administrative	425,952	461,241	5,511,010

TOTAL OPERATING EXPENSES	883,837	895,099	10,313,525

LOSS FROM OPERATIONS	(883,837)	(895,099)	(10,304,951)

Other income (expense):
Interest expense	(45,754)	(45,469)	(512,851)
Interest income	411	1,661	16,033

TOTAL OTHER INCOME (EXPENSE)	(45,343)	(43,808)	(496,818)

LOSS BEFORE INCOME TAXES	(929,180)	(938,907)	(10,801,769)

Income taxes	-	-	-

NET LOSS	(929,180)	(938,907)	$(10,801,769)

Deemed dividend on warrant extension	-	(104,881)

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(929,180)	$(1,043,788)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.08)
Deemed dividend	-	(0.01)
Attributable to common stockholders	$(0.04)	$(0.09)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	21,201,270	11,785,491
Diluted	21,201,270	11,785,491

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Cash Flows

			Period From
			Inception
			(July 15, 2004)
	Three Months Ended March 31,		Through
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(929,180)	$(938,907)	$(10,801,769)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	6,843	5,642	55,751
Amortization of debt discount	26,968	-	174,290
Common stock issued for consulting services	-	-	360,000
Common stock issued for management fees	-	-	133,840
Stock-based compensation expense	80,949	37,211	815,624
Warrants issued for consulting services	-	-	180,633
Write-off of research and development expenses	-	-	606,798
Debt conversion expense	-	-	177,147
Changes in operating assets and liabilities:
Due to/from affiliate	12,268	(35,785)	529,725
Prepaid expenses and other current assets	14,520	10,672	(2,808)
Grants receivable	-	-	850
Accounts payable and accrued expenses	134,627	208,067	418,197
Net cash used in operating activities	(653,005)	(713,100)	(7,351,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed and intangible assets	(1,129)	(6,731)	(138,866)
Net cash used in investing activities	(1,129)	(6,731)	(138,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term working capital advaces from affiliates	155,000	-	155,000
Issuance of common stock	-	-	2,200,000
Exercise of stock options	-	-	50,088
Issuance of common stock warrants with debt financing	25,069	-	201,169
Issuance of preferred stock	-	-	1,250,000
Issuance of notes payable	99,931	600,000	848,831
Issuance of notes payable to affiliates	-	-	2,785,500
Net cash provided by financing activities	280,000	600,000	7,490,588

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(374,134)	(119,831)	-
CASH AND CASH EQUIVALENTS, beginning of period	374,134	275,957	-
CASH AND CASH EQUIVALENTS, end of period	$-	$156,126	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for consulting services	$-	$-	$360,000
Common stock issued for management fees	$-	$-	$133,840
Warrants issued for consulting services	$-	$-	$180,633
Common stock options issued for compensation	$80,949	$37,211	$815,624
Preferred stock issued for acquisition	$-	$-	$20,000
Common stock issued for acquisition	$-	$-	$592,460
Common stock issued through coversion of notes payable	$-	$-	$531,442
Common stock issued through coversion of notes payable to affiliates	$-	$-	$3,245,593
Affiliate payable relieved through issuance of note payable	$-	$-	$289,500
Cash paid for interest	$-	$-	$28,897

The accompanying notes are an integral part of these financial statements.

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' Deficit
For the Periods From Inception (July 15, 2004) Through March 31, 2008

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

Trulite, Inc. (a Development Stage Company)
Statements of Stockholders' Deficit (Continued)
For the Periods From Inception (July 15, 2004) Through March 31, 2008

	8% Cumulative
	Convertible Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Cash issuances:

April 1, 2007; exercise of stock options	-	-	100	-	88	-	88

September 9, 2007; exercise of stock options	-	-	50,000	5	49,995	-	50,000

November 26, 2007; issuance of common stock	-	-	2,400,000	240	1,199,760	-	1,200,000

Non-cash issuance:

June 26, 2007; common stock issued for consulting services
based on fair value of stock issued of $0.75 per share	-	-	100,000	10	74,990	-	75,000

November 26, 2007; issuance of common stock through converion
of related party notes payable	-	-	5,802,795	581	3,245,012	-	3,245,593

November 26, 2007; issuance of common stock through induced conversion of notes payable and recognition of conversion expense of $177,147.	-	-	1,062,884	106	708,483	-	708,589

February, 22, 2007; deemed dividend on warrant modification	-	-	-	-	104,881	(104,881)	-

April 19, 2007; warrants to purchase common stock issued for consulting services based on fair value of warrants issued	-	-	-	-	18,478	-	18,478

June 26, 2007; warrants issued with convertible debt	-	-	-	-	135,300	-	135,300

November 7, 2007; warrants issued with notes payable	-	-	-	-	40,800	-	40,800

November 19, 2007; deemed dividend on warrant modification	-	-	-	-	234,197	(234,197)	-

Stock-based compensation	-	-	-	-	223,518	-	223,518

Net Loss	-	-	-	-	-	(4,725,321)	(4,725,321)

Balance, December 31, 2007	-	-	21,201,270	2,120	15,572,927	(15,795,658)	(220,611)

February 12, 2008; warrants issued with notes payable	-	-	-	-	20,080	-	20,080

March 7, 2008; warrants issued with notes payable	-	-	-	-	4,989	-	4,989

Stock-based compensation	-	-	-	-	80,949	-	80,949

Net Loss	-	-	-	-		(929,180)	(929,180)

Balance March 31, 2008	-	$-	21,201,270	$2,120	$15,678,945	$(16,724,838)	$(1,043,773)

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

For further information, refer to the financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2008.

The Company from inception (July 15, 2004) through March 31, 2008, did not have significant revenues. The Company has no significant operating history as of March 31, 2008. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. From inception (July 15, 2004) through March 31, 2008, management has raised additional equity and debt financing to fund operations and to provide additional working capital. However, there is no assurance that future such financing will be in amounts sufficient to meet the Company’s needs.

Reclassifications

Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications had no effect on net loss or stockholders’ deficit.

NOTE 2 - Recent Accounting Pronouncements

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

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements

NOTE 3 - Property and Equipment

Property and Equipment consists of the following:
	March 31,	December 31,
	2008	2007

Office and other equipment	$79,657	$79,657
Manufacturing equipment	15,450	15,450
Test equipment	7,123	7,123
Total fixed assets	102,230	102,230

Accumulated depreciation	(55,751)	(48,908)
Property and equipment, net	$46,479	$53,322

NOTE 4 - Accounts Payable and Accrued Expenses

	March 31,	December 31,
	2008	2007

Accounts payable	$294,154	$137,732
Accrued expenses	100,711	122,506
	$394,865	$260,238

NOTE 5 - Notes Payable

On February 12, 2008, the Company pursuant to the terms of a Note and Warrant Purchase Agreement dated February 12, 2008 (the “February Purchase Agreement”), sold a total of four units (“Units”), each Unit comprising (i) an unsecured promissory note (a “Note”), in the original principal amount of $25,000, and (ii) a warrant (a “Warrant”), to purchase 50,000 shares of the Company's common stock at a price of $0.50 per share. The Company sold a total of $100,000 in principal amount of Notes and Warrants to purchase a total of 200,000 shares of Common Stock for total proceeds of $100,000. Each Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on August 12, 2008. Amounts outstanding under each Note may be prepaid without penalty. Each Warrant is exercisable until February 12, 2009, at an exercise price of $0.50 per share.

On March 7, 2008, the Company, pursuant to the terms of a Note and Warrant Purchase Agreement dated March 7, 2008 (the “March Purchase Agreement”), sold one Unit, at a price of $25,000 per Unit, with each Unit comprising (i) an unsecured promissory note (a “Note”), in the original principal amount of $25,000, and (ii) a Warrant to purchase 50,000 shares of the Company’s Common stock at a price of $0.50 per share. The Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on August 7, 2008. Amounts outstanding under the Note may be prepaid without penalty. The Warrant is exercisable until March 7, 2009, at an exercise price of $0.50 per share.

In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the proceeds of the February Purchase Agreement and the March Purchase Agreement were allocated to the Warrants and to the Notes based on the relative fair values of the two instruments at the date of issuance. The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 2.06 % and 1.55%, a volatility factor of 62%, dividend yields of 0% and a contractual life of one year for the February and March Purchase Agreements, respectively. Of the $100,000 of proceeds received

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements

NOTE 5 - Notes Payable (Continued)

from the February Purchase Agreement $20,080 was recorded to additional paid-in capital to recognize the issuance of the Warrants and as a discount to the face amount of the Notes of $100,000. The discount will be amortized to interest expense through the date of maturity, August 12, 2008. Of the $25,000 of proceeds received from the March Purchase Agreement, $4,989 was recorded to additional paid-in capital to recognize the issuance of the Warrants and as a discount to the face amount of the Note of $25,000. The discount will be amortized to interest expense through date of maturity, August 7, 2008.

NOTE 6 - Stock-Based Compensation

The Company has granted options to purchase common stock to employees, consultants and outside directors under the Trulite, Inc. Stock Option Plan, as amended and restated (the “Plan”). A total of 5,000,000 shares are reserved for issuance and, as of March 31, 2008, 939,421 shares remained available for grant under the Plan.

For the three month period ended March 31, 2008 and 2007, total stock-based compensation expense recognized was $80,949 and $37,211, respectively. The total unrecognized compensation cost at March 31, 2008, relating to non-vested share-based compensation arrangements granted under the Plan, was $889,100. That cost is expected to be recognized over the weighted average period of 3.0 years.

During the three month period ended March 31, 2008, the Company granted options to purchase 702,000 shares of common stock under the plan. The exercise prices of the granted options were determined based on management’s estimate of fair value on the date of grant. The options vest over a weighted average period of 3.8 years and have a contractual life of seven years. The weighted average fair value of each option was $0.26 and was based upon the weighted average assumptions noted below:

Risk free rate	2.72%
Expected life (in years)	4.6
Expected volatility	64%
Expected dividends	-

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

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements

NOTE 6 - Stock-Based Compensation (Continued)

The following summary presents information regarding outstanding options as of March 31, 2008, and the changes during the three months then ended:
Option Activity

	Shares	Weighted Average	Weighted Average Remaining	Aggregate
	Under	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term	Value

Outstanding at January 1, 2008	3,425,676	$0.90
Granted	702,000	0.52
Exercised	-	-
Forfeited/Cancelled	(15,000)	1.00
Outstanding at March 31, 2008	4,112,676	0.83	5.0 years	$135,400
Vested or expected to vest at March 31, 2008	3,231,054	0.89		-
Exercisable at March 31, 2008	1,479,455	$0.90	3.0 years	$-

NOTE 7 - Income taxes

Since inception, the Company has incurred net operating losses and, accordingly, no provision for current income taxes has been recorded in these financial statements. In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax assets at March 31, 2008 and December 31, 2007.

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

In May 2006, the State of Texas enacted a bill that replaced the existing franchise tax with a margin tax. Effective January 1, 2007 the margin tax applies to legal entities conducting business in Texas, including previously non-taxable entities such as limited partnership and limited liability partnerships. The margin tax is based on our Texas sourced taxable margin. The tax is calculated by applying a tax rate to a base that considers both revenues and expenses and therefore has the characteristics of an income tax. We did not need to accrue for any Texas margin tax.

NOTE 8 - Commitments and Contingencies

Concentrations of Credit Risk.

The Company maintains cash balances at a financial institution which at times exceeds federally insured amounts. The Company has not experienced any material losses in such accounts.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements

NOTE 8 - Commitments and Contingencies (Continued)

Leases

Rent expense for the three month period ended March 31, 2008 and 2007 was $9,495 and $14,043, respectively. Rent expense is included in general and administrative expenses in the accompanying statements of operations. The Company’s lease agreement will expire in May 2008, with future rental commitments of approximately $3,250.

NOTE 9 - Related Party Transactions

Due to affiliates

As of March 31, 2008 and December 31, 2007, amounts due to affiliates consisted of $69,631 and $57,363 due to Standard Renewable Energy Group, LLC and affiliates (“SREG”) for management and administrative services, respectively. As of March 31, 2008, amounts due to affiliates also included short-term working capital advances from SREG in the amount of $155,000.

During the three month period ended March 31, 2008 and 2007, SREG billed the Company $63,240 and $96,947, respectively, for management and administrative services.

Interest

For the three month period ended March 31, 2008 the Company did not incur interest expense to related parties. For the three month period ended March 31, 2007 the Company incurred interest expense of $45,469, related to outstanding promissory notes with SREG and Contango Venture Capital Corporation (“CVCC”).

NOTE 10 - Net Loss Per Share

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(929,180)	$(938,907)

Increases to Net Loss:

Deemed dividend on warrant extension	-	(104,881)

Net loss attributable to common stockholders	$(929,180)	$(1,043,788)

Denominator
Basic earnings per share - weighted average
common shares outstanding	21,201,270	11,785,491

Weighted-average dilutive effect of stock-based
awards and common stock issuable upon exercise
of warrants, net of assumed repurchase of
treasury stock.	-	-

Fully-diluted earnings per share - weighted
average common shares outstanding	21,201,270	11,785,491

Net loss per common share
Basic and diluted	$(0.04)	$(0.08)
Deemed dividend	-	(0.01)
Attributable to common stockholders	$(0.04)	$(0.09)

Basic and diluted net loss per share for the three month period ended March 31, 2008 and 2007 are the same since the effect of all common stock equivalents are anti-dilutive to the Company’s net loss in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.

Trulite, Inc. (a Development Stage Company)
Notes to Financial Statements

NOTE 10 - Net Loss Per Share (Continued)

The following weighted average securities are not included in the computation of diluted loss per share as their effect would have been anti-dilutive:

Anti-dilutive securities

	Three Months Ended March 31,
	2008	2007

Common stock options	3,882,907	2,344,864
Common stock warrants	2,719,358	1,400,000

NOTE 11 - Subsequent Events

On April 11, 2008, the Company pursuant to the terms of a Note and Warrant Purchase Agreement dated April 11, 2008, sold a full and partial Unit totaling a 15% interest bearing unsecured promissory note in the principal amount of $30,000, with a maturity date of October 31, 2008 and Warrants to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share, which expire on April 11, 2009. The Company received proceeds of $30,000.

Item 2.  Management's Discussion and Analysis and Plan of Operation

The following Management’s Discussion and Analysis and Plan of Operation highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the periods described and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2008, with their explanatory notes included as part of this Form 10-Q, and our Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended December 31, 2007 included in our Form 10-K.

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

The Company is a development stage company and, as such, has not had any meaningful revenues and has accumulated a deficit since it’s inception on July 15, 2004. From July 15, 2004 through December 31, 2004, the Company had $1,750 in sales. For the years ended December 31, 2005, 2006, and 2007, the Company had revenue of $16,667, $8,333, and $2,883, respectively. For the three months ended March 31, 2008, the Company had no sales. We expect increasing commercial sales during 2008, contingent on securing funding for manufacturing and application development. Research and development expenditures will be made to further enhance the performance of the hydrogen fuel sources, to develop the electronics that control the process to generate electricity, to improve the performance of the fuel cells and other components, to increase the electrical output of the products and to test the performance and reliability of the products. Since our inception, we have spent $4,746,764 in research and development and anticipate that we will spend at least $9.1 million in 2008 for manufacturing and application development costs and operating capital requirements. We will have ongoing research and development expenditures for the foreseeable future as products are developed for new applications and markets. The timing, amount and success of the research and development and manufacturing estimates are dependent on a number of factors that are difficult to project, including but not limited to the availability of qualified people, the success of the technologies under development, the cost to implement technologies, the cost of the product, the requirements of the marketplace, regulatory requirements, the availability of funds, and other factors.

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

Results of Operations

The following table summarizes our results of operations for the three month period ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Sales	$-	$-

Cost of sales	-	-

GROSS PROFIT	-	-

Operating expenses:

Research and development	451,042	428,216
Depreciation	6,843	5,642
General and administrative	425,952	461,241

TOTAL OPERATING EXPENSES	883,837	895,099

LOSS FROM OPERATIONS	(883,837)	(895,099)

Other income (expense):
Interest expense	(45,754)	(45,469)
Interest income	411	1,661

TOTAL OTHER INCOME (EXPENSE)	(45,343)	(43,808)

LOSS BEFORE INCOME TAXES	(929,180)	(938,907)

Income taxes	-	-

NET LOSS	$(929,180)	$(938,907)

Revenues

For the three month period ended March 31, 2008 and 2007 there were no revenues.

Gross profit

For the three months ended March 31, 2008 and 2007 the Company had no gross profit or loss.

Operating expenses

For the three month period ended March 31, 2008, as compared to the three month period ended March 31, 2007, operating expenses decreased by $11,262. Research and development increased during this period by $22,826 and general and administrative expenses decreased by $35,289. The increase in research and development during the three month period ended March 31, 2008, as compared to the prior year period was due to a scale up of research and development of the KH4 150-watt power system through an increase in materials and supplies of $31,932 partially offset by a decrease in payroll and benefits of $9,106. The decrease in general and administrative expense during the three month period ended March 31, 2008 was the result of a decrease of $33,707 in management and administrative services provided by SREG, a decrease in professional fees of $78,954 and a decrease of $27,386 in travel and marketing expenses, partially offset by an increase of $43,738 in stock compensation and an increase in corporate salaries of $61,020.

Depreciation expense increased $1,201 for the three month period ended March 31, 2008, compared to the corresponding prior year period.

Loss from Operations

Operating losses were $883,837 for the three month period ended March 31, 2008, as compared to operating losses of $895,099 for the three month period ended March 31, 2007, due to the changes in operating expenses as noted above.

Other Income (Expense)

Other income (expense) for the three month period ended March 31, 2008, totaled a net expense of $45,343, and a net expense of $43,308 for the three month period ended March 31, 2007, due to interest expense on outstanding borrowings.

Net Loss

Net loss for the three month period ended March 31, 2008 was $929,180, as compared to $938,907 for the three month period ended March 31, 2007.

Cash position and sources and uses of cash

Our cash position at March 31, 2008 was $0 as compared to $374,134 at December 31, 2007.

Our operating activities for the three month period ended March 31, 2008 used cash in the amount of $653,005, as compared to $713,100 used in the three month period ended March 31, 2007. Cash used in operating activities for the three month period ended March 31, 2008 and 2007 reflected a net loss of $929,180 and $938,907, respectively. Non-cash charges were greater by $71,907 for the three month period ended March 31, 2008, primarily due to common stock options and amortization of debt discount on notes payable.

The Company used $1,129 and $6,731 in investing activities for the purchase of property and equipment and costs incurred for patent application fees, for the three month period ended March 31, 2008 and 2007, respectively.

The Company had cash inflows from financing activities of $280,000 for the three month period ended March 31, 2008, compared with $600,000 during the three month period ended March 31, 2007. For the three month period ended March 31, 2008, the Company’s financing was primarily through short term advances from affiliates and promissory notes and warrants from third parties, whereas during the same period in 2007, the Company’s financing was entirely with related parties.

On February 12, 2008, the Company pursuant to the terms of a Note and Warrant Purchase Agreement dated February 12, 2008 (the “February Purchase Agreement”), sold a total of four units (“Units”), each Unit comprising (i) an unsecured promissory note (a “Note”), in the original principal amount of $25,000, and (ii) a warrant (a “Warrant”), to purchase 50,000 shares of the Company's common stock at a price of $0.50 per share. The Company sold a total of $100,000 in principal amount of Notes and Warrants to purchase a total of 200,000 shares of Common Stock for total proceeds of $100,000. Each Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on August 12, 2008. Amounts outstanding under each Note may be prepaid without penalty. Each Warrant is exercisable until February 12, 2009, at an exercise price of $0.50 per share.

On March 7, 2008, the Company, pursuant to the terms of a Note and Warrant Purchase Agreement dated March 7, 2008 (the “March Purchase Agreement”), sold one Unit, at a price of $25,000 per Unit, with each Unit comprising (i) an unsecured promissory note (a “Note”), in the original principal amount of $25,000, and (ii) a Warrant to purchase 50,000 shares of the Company’s Common stock at a price of $.50 per share. The Note bears interest at a rate of 15% per annum. Principal and accrued but unpaid interest on each Note are payable in full on August 7, 2008. Amounts outstanding under the Note may be prepaid without penalty. The Warrant is exercisable until March 7, 2009, at an exercise price of $0.50 per share.

In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the proceeds of the February Purchase Agreement and the March Purchase Agreement were allocated to the Warrants and to the Notes based on the relative fair values of the two instruments at the date of issuance. The fair value of the Warrants was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 2.06 % and 1.55%, a volatility factor of 62%, dividend yields of 0% and a contractual life of one year for the February and March Purchase Agreements, respectively. Of the $100,000 of proceeds received from the February Purchase Agreement $20,080 was recorded to additional paid-in capital to recognize the issuance of the Warrants and as a discount to the face amount of the Notes of $100,000. The discount will be amortized to interest expense through the date of maturity, August 12, 2008. Of the $25,000 of proceeds received from the March Purchase Agreement, $4,989 was recorded to additional paid-in capital to recognize the issuance of the Warrants and as a discount to the face amount of the Note of $25,000. The discount will be amortized to interest expense through date of maturity, August 7, 2008.

Capital Resources Going Forward

Our intended plan of operations for 2008 is to manufacture, sell and distribute limited quantities of our product and to continue to develop our products. In the past, the Company primarily used funds derived from the private placement of its securities to fund its operations.

Cash on hand as of March 31, 2008, and cash generated by operations in conjunction with our working capital, will not be sufficient to continue our business for the next twelve months. We continually review our overall capital and funding needs, taking into account current business needs, as well as the Company’s future goals and requirements. Based on our business strategy, we believe we will need to increase our available capital through the incurrence of debt and the sale of additional securities.

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

Going Concern

We received an audit report for the year ended December 31, 2007, from our independent registered accounting firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have had no significant operating history as of March 31, 2008, and since inception, we have not had significant revenues. We have raised additional equity and debt financing to fund operations and to provide additional working capital. However, the amount raised to date is not sufficient to meet our needs over the next twelve months and there are no assurances that we will be able to raise sufficient funds to continue our operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Contractual Obligations

The Company had an employment agreement with its President that expires July 31, 2008, under which the committed obligation is $110,000 at March 31, 2008.

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

Item 4.  Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We do not have material changes to our risk factors set forth under Item 1A of Part I of our most recently filed
Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

Dated: May 15, 2008      Trulite, Inc.

By: /s/ Jonathan Godshall ___
Jonathan Godshall
President (Principal Executive Officer)

By: /s/ G. Wade Stubblefield ___
G. Wade Stubblefield
Chief Financial Officer (Principal
Financial and Accounting Officer)